Form 10QSB
period 2005-06-30
CB Financial CORP
filed 2005-08-15
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-1329385
CB FINANCIAL CORPORATION
(Exact name of Small Business Issuer as Specified in its Charter)

North Carolina	20-2928613
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3710 Nash Street North Post Office Box 8189 (Zip 27893) Wilson, North Carolina 27896-1120
(Address of principal executive offices)

(252) 243-5588
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 13, 2005, there were 959,728 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -	Controls and Procedures	15

Part II.	OTHER INFORMATION

Item 1 -	Legal Proceedings	16

Item 4 -	Submission of Matters to a Vote of Security Holders	16

Item 6 -	Exhibits	17

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	December 31,
	(Unaudited)	2004
	(Amounts in thousands, except share data)

ASSETS
Cash and due from banks	$4,215	$2,717
Interest-earning deposits in banks	3,208	3,397
Federal funds sold	6,512	4,680
Time deposits	3,246	4,316
Investment securities available for sale, at fair value	12,367	10,908
Investment securities held to maturity, at amortized cost (fair market value at June 30, 2005, $2,890)	2,885	1,663
Loans	92,332	89,330
Allowance for loan losses	(1,410)	(1,216)
NET LOANS	90,922	88,114

Accrued interest receivable	463	443
Stock in Federal Home Loan Bank of Atlanta, at cost	315	272
Premises and equipment	1,517	1,540
Life insurance	1,312	1,286
Real estate owned	-	39
Other assets	779	597

TOTAL ASSETS	$127,741	$119,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$23,424	$16,203
Savings	1,092	1,093
Money market and NOW	42,706	44,184
Time over $100,000	20,754	21,025
Time	27,784	26,119

TOTAL DEPOSITS	115,760	108,624

Advances from Federal Home Loan Bank	1,500	1,667
Accrued interest payable	119	107
Accrued expenses and other liabilities	380	179

TOTAL LIABILITIES	117,759	110,577

Stockholders’ equity:
Common stock, no par value, 20,000,000 shares authorized; 959,728 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	8,911	8,911
Retained earnings	1,106	459
Accumulated other comprehensive income (loss)	(35)	25

TOTAL STOCKHOLDERS’ EQUITY	9,982	9,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,741	$119,972

*Derived from audited financial statements.

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands, except share and per share data)
	2005	2004	2005	2004
INTEREST INCOME
Loans	$1,470	$1,060	$2,856	$2,070
Investments	136	99	254	191
Federal funds sold	42	-	79	1
Interest-earning bank deposits	24	24	44	41
Other interest and dividends	34	12	65	24

TOTAL INTEREST INCOME	1,706	1,195	3,298	2,327

INTEREST EXPENSE
Money market, NOW and savings deposits	206	187	399	364
Time deposits	383	241	728	500
Borrowings	14	25	28	42

TOTAL INTEREST EXPENSE	603	453	1,155	906

NET INTEREST INCOME	1,103	742	2,143	1,421

PROVISION FOR LOAN LOSSES	85	83	198	254

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,018	659	1,945	1,167

NON-INTEREST INCOME
Service charges on deposit accounts	104	93	223	164
Mortgage operations	36	33	86	135
Other income	72	19	120	46

TOTAL NON-INTEREST INCOME	212	145	429	345

NON-INTEREST EXPENSE
Salaries and employee benefits	393	317	768	653
Occupancy and equipment	43	39	85	75
Data processing expenses	87	68	164	134
Other (Note D)	196	152	333	261

TOTAL NON-INTEREST EXPENSE	719	576	1,350	1,123

INCOME BEFORE INCOME TAXES	511	228	1,024	389

INCOME TAXES	176	72	377	103

NET INCOME	$335	$156	$647	$286

Net Income Per Common Share
Basic	$.35	$.16	$.67	$.30
Diluted	.34	.16	.66	.30

Weighted Average Shares Outstanding
Basic	959,728	959,728	959,728	959,728
Diluted	982,668	965,719	981,047	968,885

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$647	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	100
Provision for loan losses	198	254
Earnings on life insurance	(26)	(29)
Loss on sale of available for sale investments	-	15
Gain on sale of real estate owned	(30)	-
Proceeds from sale of REO	69	-
Increase in accrued interest receivable	(20)	(35)
(Increase) decrease in other assets	(19)	20
Increase in accrued interest payable	12	10
Increase (decrease) in accrued expenses and other liabilities	201	(56)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,111	565

CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities of time deposits	1,070	388
Purchase of available-for-sale securities	(3,022)	(4,523)
Maturities, sales and calls of available for sale investments	1,437	3,107
Purchase of held to maturity securities	(1,224)	-
Net increase in loans	(3,006)	(7,622)
Purchase of FHLB, Community Alliance and CapitalSouth Partners stock	(168)	(89)
Purchases of company premises and equipment	(26)	(20)

NET CASH USED BY INVESTING ACTIVITIES	(4,939)	(8,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in Federal Home Loan Bank advances	(167)	633
Decrease in federal funds purchased	-	(342)
Increase in deposits	7,136	4,198

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,969	4,489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,141	(3,705)

CASH AND CASH EQUIVALENTS, BEGINNING	10,794	9,940

CASH AND CASH EQUIVALENTS, ENDING	$13,935	$6,235

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the “Company”) and its wholly-owned subsidiary, Cornerstone Bank, Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

In June 2005, the shareholders of Cornerstone Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of CB Financial Corporation (the “Company”), a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization (the “Reorganization”), one share of CB Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of Cornerstone Bank's $5.00 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank.

The organization and business of Cornerstone Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of the Bank's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report. As a result of the Reorganization, the Company is the successor issuer to the Bank, pursuant to Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank has been subject to the informational requirements of the Exchange Act and in accordance with Section 12(i) thereof has timely filed reports and other information with the FDIC. Such reports and other information filed by the Bank with the FDIC may be inspected and copied at the public reference facilities maintained by the FDIC at 550 17th Street, NW, Washington, DC 20006. The Bank filed under FDIC Certificate No. 35284-5.

NOTE B - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE B - STOCK COMPENSATION PLANS (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$335	$156	$647	$286
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(13)	(14)	(26)	(26)

Pro forma	$322	$142	$621	$260

Basic net income per share:
As reported	$.35	$.16	$.67	$.30
Pro forma	.34	.15	.65	.27

Diluted net income per share:
As reported	$.34	$.16	$.66	$.30
Pro forma	.33	.15	.63	.27

NOTE C - LOANS

Following is a summary of loans at the date indicated:

	June 30, 2005		December 31, 2004
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Residential mortgage	$3,260	3.53%	$3,724	4.17%
Residential construction	3,617	3.92%	4,068	4.55%
Home equity lines of credit	6,277	6.80%	5,574	6.24%
Commercial and industrial loans	74,452	80.60%	71,376	79.87%
Loans to individuals	4,756	5.15%	4,618	5.17%

Total loans	92,362	100.00%	89,360	100.00%

Less:
Allowance for loan losses	(1,410)		(1,216)
Deferred loan fees and costs, net	(30)		(30)

Net loans receivable	$90,922		$88,114

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE C - LOANS (Continued)

Following is a summary of activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,216	$1,033
Provision for loan losses	198	254
Loans charged-off	(11)	(172)
Recoveries	7	-

Allowance for loan losses at end of period	$1,410	$1,115

Allowance for loan losses as a percent of loans at period end	1.53%	1.38%

At June 30, 2005, the Bank had loan commitments outstanding of $390,000, pre-approved but unused lines of credit totaling $23.1 million and commercial and standby letters of credit of $123,000. In management’s opinion, these commitments represent no more than normal lending risk to the Bank and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Postage, printing and office supplies	$33	$25	$47	$39
Advertising and promotion	25	21	40	36
Professional services	47	38	89	70
Other	91	68	157	116

Total	$196	$152	$333	$261

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE E - COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Net income	$335	$156	$647	$286

Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	30	(166)	(60)	(132)

Total comprehensive income (loss)	$365	$(10)	$587	$154

NOTE F - PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate to outstanding stock options and warrants, and are determined using the treasury stock method.

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average outstanding shares used for basic EPS	959,728	959,728	959,728	959,728

Plus incremental shares from assumed exercise of:
Stock options	22,940	5,991	21,319	9,157

Weighted average outstanding shares used for diluted EPS	982,668	965,719	981,047	968,885

No adjustments were required to be made to net income in the computation of diluted earnings per share.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE G - SUBSEQUENT EVENTS

Trust Preferred Transaction

In addition, on July 12, 2005, the Company completed a trust preferred securities transaction in the amount of $5 million. In connection with the transaction, the Company established CB Financial Capital Trust I, a Connecticut statutory trust, on July 8, 2005 (the “Trust”). The Trust issued and sold $5,000,000 aggregate principal amount of floating rate preferred securities (the “Trust Preferred Securities”) in a private placement to an institutional investor and issued $155,000 in floating rate common securities (the “Common Securities”) to the Company.  The Trust used the proceeds of these issuances to purchase $5,155,000 of the Company’s Junior Subordinated Debentures due July 12, 2035 (the “Notes”). The net proceeds to the Company from the sale of the Notes to the Trust will be used by the Company to support growth and for other general corporate purposes. Further information regarding this transaction was reported by the Company on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 15, 2005.

Stock Split in Form of Stock Dividend

The Board of Directors of the Company also approved a 21-for-20 stock split to be effected in the form of a 5% stock dividend payable on August 26, 2005 to shareholders of record on June 28, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of CB Financial Corporation and its wholly owned bank subsidiary, Cornerstone Bank (the “Company”). This report to shareholders may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

FINANCIAL CONDITION AT
June 30, 2005 and December 31, 2004

During the first six months of 2005, the Bank’s total assets grew to $127.7 million, an increase of $7.8 million or 6.5% from total assets at December 31, 2004 of $120 million. This increase in assets was primarily loans which grew 3.25% during the first six months to $92.3 million, up from $89.3 million at December 31, 2004. The growth in total assets was funded principally by inflows of customer deposits, which increased by $7.1 million or 6.6% to $115.8 million, up from $108.6 million at December 31, 2004. These increased deposits and net income for the first six months of $647,000, provided funding to support loan growth of $3.0 million and other investments. Liquid investments, consisting of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities available for sale and held to maturity totaled $29.5 million, or 23.1% of total assets and 25.5% of total deposits, at June 30, 2005, representing a increase of $3.5 million from $26.0 million at December 31, 2004. Total stockholders’ equity increased from $9.40 million at December 31, 2004 to $9.98 million at June 30, 2005 as a result of retention of net income of $647,000 during the six month period. At June 30, 2005, the Bank’s capital exceeds the levels that are deemed to be “well-capitalized” under applicable regulatory capital requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
June 30, 2005 and 2004

Overview. The Bank earned net income of $335,000 or $.34 per diluted share, for the quarter ended June 30, 2005, as compared net income of $156,000 or $.16 per diluted share, for the second quarter of 2004. This increase of $179,000 or $.18 per diluted share in net operating results was principally attributable to the growth in net interest income from $742,000 in 2004 to $1,103,000 for the second quarter of 2005. Rising interest rates and deposit cost containment were contributing factors in this improvement. Provision for loan losses increased from $83,000 in 2004 to $85,000 for the second quarter of 2005, while non-interest expense increased from $576,000 to $719,000 during the same time period. The variances are discussed in detail below.

Net Interest Income. Net interest income increased to $1,103,000 for the quarter ended June 30, 2005, a $361,000 or 48.7% increase from the $742,000 earned in second quarter of 2004. Total interest income benefited from growth in the level of average earning assets and an improvement in the net interest margin. Average total interest-earning assets increased by $3.8 million, or 6.9% annualized, during the six months ended June 30, 2005, while the average balance of total interest-bearing liabilities increased by $4.5 million, or 8.2% annualized, during the same period. Our portfolio is very asset sensitive and has benefited from 6 rate increases since June 30, 2004 totaling 1.50%. This rate sensitivity has contributed to the increase in the net interest spread. Additionally, the management of the rates applicable to interest-bearing liabilities has resulted in the increased amount of net interest income.

Provision for Loan Losses. The Bank recorded an $85,000 provision for loan losses in the second quarter of 2005, compared to the $83,000 provision made in the same quarter of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the second quarter of 2005 the provision for loan losses was made principally in response to growth in loans and in response to risk changes in the portfolio. The allowance for loan losses was $1,410,000 representing 1.53% of loans outstanding, up from 1.38% of total loans outstanding at June 30, 2004. Nonperforming loans totaled $589,000 and $368,000 at June 30, 2005 and June 30, 2004, respectively.

Non-Interest Income. Non-interest income increased $67,000 to $212,000 for the quarter ended June 30, 2005, as compared with $145,000 for the three months ended June 30, 2004. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $104,000 for second quarter of 2005 as compared with $93,000 for the second quarter of 2004, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $36,000 in second quarter of 2005, a increase of $3,000 from the $33,000 earned during the second quarter of 2004.

Non-Interest Expenses. Non-interest expenses totaled $719,000 for the three months ended June 30, 2005, an increase from total non-interest expenses of $576,000 for the three months ended June 30, 2004. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, the increased professional fees associated with the conversion to a holding company and the increase in the information systems expense related to the increase in customer transactions. The Bank’s plan for 2005 calls for continued asset growth, and management expects that growth in revenues will continue to exceed increases in non-interest costs and expenses.

Income Taxes. The Bank provided $176,000 for income taxes during the three months ended
June 30, 2005. The Bank had only $72,000 in income tax expense for the three months ended June 30, 2004. As the Bank has become more profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
June 30, 2005 and 2004

Overview. The Bank earned net income of $647,000 or $.66 per diluted share, for the six months ended June 30, 2005, as compared net income of $286,000 or $.30 per diluted share, for the six months ended June 30, 2004. This increase of $361,000 or $.36 per diluted share in net operating results was principally attributable to the growth in net interest income from $1,421,000 in 2004 to $2,143,000 for the six months of 2005. Rising interest rates and deposit cost containment were contributing factors in this improvement. Provision for loan losses declined from $254,000 in 2004 to $198,000 for the first six months of 2005, while non-interest expense increased from $1,123,000 to $1,350,000 during the same time period. The variances are discussed in detail below.

Net Interest Income. Net interest income increased to $2,143,000 for the six months ended June 30, 2005, a $722,000 or 50.8% increase from the $1,421,000 earned in first six months of 2004. Total interest income benefited from growth in the level of average earning assets and an improvement in the net interest margin. Average total interest-earning assets increased by $25.5 million, or 57.5% annualized, during the six months ended June 30, 2005, while the average balance of total interest-bearing liabilities increased by $23.8 million, or 52.4% annualized, during the same period. Our portfolio is very asset sensitive and has benefited from 6 rate increases since June 30, 2004 totaling 1.50%. This rate sensitivity has contributed to the increase in the net interest spread. Additionally, the management of the rates applicable to interest-bearing liabilities has resulted in the increased amount of net interest income.

Provision for Loan Losses. The Bank recorded a $198,000 provision for loan losses in the first six months of 2005, compared to the $254,000 provision made in the same period of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first six months of 2005 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $3.0 million. During the first quarter of 2004, the provision was also made principally in response to growth in loans. The allowance for loan losses was $1,410,000 representing 1.53% of loans outstanding, up from 1.38% of total loans outstanding at June 30, 2004. Nonperforming loans totaled $589,000 and $368,000 at June 30, 2005 and June 30, 2004, respectively.

Non-Interest Income. Non-interest income increased $84,000 to $429,000 for the six months ended June 30, 2005, as compared with $345,000 for the six months ended June 30, 2004. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $223,000 for the first six months of 2005 as compared with $164,000 for the first six months of 2004, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $86,000 in the first six months of 2005, a decrease of $49,000 from the $135,000 earned during the first six months of 2004. This decrease relates to a continued weaker refinance market during 2005 as compared to that of 2004.

Non-Interest Expenses. Non-interest expenses totaled $1,350,000 for the six months ended June 30, 2005, an increase from total non-interest expenses of $1,123,000 for the six months ended June 30, 2004. The Bank’s plan for 2005 calls for continued asset growth, and management expects that growth in revenues will continue to exceed increases in non-interest costs and expenses.

Income Taxes. The Bank provided $377,000 for income taxes during the six months ended
June 30, 2005. The Bank had only $103,000 in income tax expense for the six months ended June 30, 2004. As the Bank has become more profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

LIQUIDITY

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquid assets (consisting of cash and due from banks, interest-earning deposit with other banks, federal funds sold and investment securities classified as available for sale) comprised 23.1% of our total assets at June 30, 2005. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $15.0 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) we may obtain longer-term advances up to 10% of our assets. As of June 30, 2005, we had $1.5 million in advances outstanding with the FHLB of Atlanta.

Total deposits were $115.8 million and $91.5 million at June 30, 2005 and June 30, 2004, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 42.0% of total deposits at June 30, 2005 and 41.2% of total deposits at June 30, 2004. Time deposits of $100,000 or more represented 17.9% and 18.3% of the Bank’s total deposits at June 30, 2005 and June 30, 2004, respectively. At June 30, 2005, the Bank had $2.2 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Bank had an equity to assets ratio of 7.9% on June 30, 2005, and at that date exceeded regulatory capital levels above which an institution is considered to be “well capitalized.” Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,”“anticipate,”“estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

Item 3. Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting process.

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer of the Company (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this Report that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company’s Stockholders was held on May 26, 2005. Of 959,728 shares entitled to vote at the meeting, 759,723 shares were represented in person or by proxy. The following matters were voted on at the meeting:

Proposal 1:	To elect three members of the Board of Directors for a three-year term until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

Name	For	Withheld
Norman B. Osborn	759,723	0
Gregory A. Turnage	759,723	0
S. Christopher Williford	759,723	0

The following directors continue in office after the meeting:
John C. Anthony	Thomas E. Brown III	Judy A. Muirhead
David W. Woodard	Robert E. Kirkland III	W. Coalter Paxton III

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as the Bank's independent auditor for the year ending December 31, 2005.

For	Against	Withheld
758,697	301	725

Proposal 3:	The approval of the Amended and Restated Cornerstone Bank Employee Stock Purchase Plan.

For	Against	Withheld
699,600	13,330	3,074

Proposal 4:
The approval of an Agreement and Plan of Reorganization, pursuant to which the Bank became a wholly-owned subsidiary of CB Financial Corporation, a newly formed North Carolina bank holding company, and each outstanding share of the Bank’s common stock was exchanged for one share of the new holding company’s common stock.

For	Against	Withheld
711,950	1,567	2,487

Item 6. Exhibits

Exhibit Name	Description
Exhibit (2)	Articles of Share Exchange and Agreement and Plan of Reorganization dated May 26, 2005, incorporated herein by reference to Exhibit (2) to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 3(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 3(ii)	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 4(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 4(ii)	Indenture dated July 12, 2005 between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4(i) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(iii)
Amended and Restated Declaration of Trust dated July 12, 2005 by and among the Company, as sponsor, U.S. Bank National Association, as institutional trustee, and the Administrators named therein, incorporated herein by reference to Exhibit 4(ii) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 4(iv)	Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4(ii) above), incorporated herein by reference to Exhibit 4(iii) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(v)	Form of Capital Security Certificate (included as an exhibit to Exhibit 4(iii) above), incorporated herein by reference to Exhibit 4(iv) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(vi)	Guarantee Agreement dated July 12, 2005 between the Company and U.S. Bank National Association, incorporated herein by reference to Exhibit 4(v) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 10(i)	Employment Agreement with Norman B. Osborn, incorporated herein by reference to Exhibit 10(i) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(ii)	Employment Agreement with Robert W. Kernodle, incorporated herein by reference to Exhibit 10(ii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(iii)	Employment Agreement with G. Brooks Batchelor, incorporated herein by reference to Exhibit 10(iii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(iv)	Employment Agreement with Robert H. Ladd III, incorporated herein by reference to Exhibit 10(iv) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001

Exhibit 10(v)	Director Stock Option Plan, incorporated herein by reference to Exhibit 10(v) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vi)	Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(vi) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vii)	Cornerstone Bank 2005 Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10(vii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005.
Exhibit 10(viii)	Cornerstone Bank 2005 Management Team Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005.
Exhibit 10(ix)	Cornerstone Bank 2005 Chief Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10(ix) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005.
Exhibit 31.1	Certification of Norman B. Osborn
Exhibit 31.2	Certification of Dora Kicklighter
Exhibit 32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. § 1350

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB FINANCIAL CORPORATION

Date: August 12, 2005	By:	/s/ Norman B. Osborn
Norman B. Osborn
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Dora Kicklighter
Dora Kicklighter
Principal Accounting Officer