Form 10QSB
period 2005-09-30
CB Financial CORP
filed 2005-11-14
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

    Yes ☐ No ☒

As of November 14, 2005, there were 1,007,348 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations
	Three Months and Nine Months Ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -	Controls and Procedures	15

Part II.	OTHER INFORMATION

Item 1 -	Legal Proceedings	17

Item 6 -	Exhibits	17

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2005	December 31,
	(Unaudited)	2004 *
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$3,785	$2,717
Interest-earning deposits in banks	4,235	3,397
Federal funds sold	2,127	4,680
Time deposits	1,379	4,316
Investment securities available for sale, at fair value	14,485	10,908
Investment securities held to maturity, at amortized cost	5,869	1,663
Loans	106,884	89,330
Allowance for loan losses	(1,628)	(1,216
NET LOANS	105,256	88,114
Accrued interest receivable	596	443
Stock in Federal Home Loan Bank of Atlanta, at cost	664	272
Premises and equipment	1,625	1,540
Bank owned life insurance	1,325	1,286
Real estate owned	--	39
Other assets	967	597
TOTAL	$142,313	$119,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand	$16,338	$16,203
Savings	1,242	1,093
Money market and NOW	40,147	44,184
Time over $100,000	23,782	21,025
Time	36,353	26,119
TOTAL DEPOSITS	117,862	108,624
Advances from Federal Home Loan Bank of Atlanta	7,417	1,667
Federal funds purchased	1,000	--
Junior subordinated debentures	5,155	--
Accrued interest payable	179	107
Accrued expenses and other liabilities	493	179
TOTAL LIABILITIES	132,106	110,577
Stockholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 1,007,348 shares issued and outstanding at September 30, 2005 and 959,728 shares issued
and outstanding at December 31, 2004	9,546	8,911
Retained earnings	728	459
Accumulated other comprehensive income (loss)	(67)	25
TOTAL STOCKHOLDERS' EQUITY	10,207	9,395
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$142,313	$119,972

*Derived from audited financial statements.

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$1,752	$1,162	$4,608	$3,232
Investments	157	116	411	307
Federal funds sold	30	1	109	2
Interest-earning bank deposits	41	21	85	62
Other interest and dividends	20	13	85	37
TOTAL INTEREST INCOME	2,000	1,313	5,298	3,640
INTEREST EXPENSE
Money market, NOW and savings deposits	221	200	620	564
Time deposits	509	258	1,237	758
Borrowings	92	22	120	64
TOTAL INTEREST EXPENSE	822	480	1,977	1,386
NET INTEREST INCOME	1,178	833	3,321	2,254
PROVISION FOR LOAN LOSSES	217	157	415	411
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	961	676	2,906	1,843
NON-INTEREST INCOME
Service charges on deposit accounts	115	94	338	258
Mortgage operations	42	37	128	172
Other income	46	51	166	97
TOTAL NON-INTEREST INCOME	203	182	632	527
NON-INTEREST EXPENSE
Salaries and employee benefits	441	346	1,209	999
Occupancy and equipment	52	38	137	113
Data processing expenses	105	76	269	210
Other (Note D)	174	151	507	412
TOTAL NON-INTEREST EXPENSE	772	611	2,122	1,734
INCOME BEFORE INCOME TAXES	392	247	1,416	636
INCOME TAXES	136	68	513	171
NET INCOME	$256	$179	$903	$465
Net Income Per Common Share
Basic	$.25	$.19	$.90	$.48
Diluted	.25	.18	.88	.48
Weighted Average Common Shares Outstanding
Basic	1,007,348	959,728	1,007,348	959,728
Diluted	1,030,356	972,183	1,026,605	970,012

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$903	$465
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	125	143
Provision for loan losses	415	411
Earnings on life insurance	(39)	(43
Loss on sale of available for sale investments	--	15
Gain on sale of real estate owned	(30)	--
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(153)	(106
(Increase) decrease in other assets	(33)	46
Increase (decrease) in accrued interest payable	72	21
Increase (decrease) in accrued expenses and other liabilities	314	(28
NET CASH PROVIDED BY
OPERATING ACTIVITIES	1,574	924
CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities (purchases) of time deposits	2,937	(108
Purchase of available-for-sale securities	(6,050)	(3,883
Investment in CB Capital Trust
	(155)	--
Maturities, sales and calls of available for sale investments	2,280	3,887
Purchase of held to maturity securities	(4,210)	(1,224
Net increase in loans	(17,557)	(13,138
Purchase of FHLB, Community Alliance and Capital South Partners stock	(517)	(419
Proceeds from sale of real estate owned	69	--

Purchases of company premises and equipment	(161)	(23
NET CASH USED BY
INVESTING ACTIVITIES	(23,364)	(14,908
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Federal Home Loan Bank advances	5,750	2,750
Increase in Junior Subordinated debentures
	5,155	--
Increase in federal funds purchased	1,000	(343
Increase in deposits	9,238	9,689
NET CASH PROVIDED BY
FINANCING ACTIVITIES	21,143	12,096
NET DECREASE IN
CASH AND CASH EQUIVALENTS	(647)	(1,888
CASH AND CASH EQUIVALENTS, BEGINNING	10,794	9,940
CASH AND CASH EQUIVALENTS, ENDING	$10,147	$8,052

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the “Company”) and its wholly-owned subsidiary, Cornerstone Bank. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

In June 2005, the shareholders of Cornerstone Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of the Company, a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization (the “Reorganization”), one share of the Company’s no par value common stock was exchanged for each of the outstanding shares of the Bank's $5.00 par value common stock. The Company currently has no operations and conducts no business on its own other than its ownership of the Bank and the common shares of Financial Capital Trust I, a Connecticut statutory trust to facilitate the issuance of $5 million of trust preferred securities. See Note G below..

The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the financial statements filed as part of the Bank's annual report on Form 10-KSB for year ended December 31, 2004. This quarterly report should be read in conjunction with such annual report. As a result of the Reorganization, the Company is the successor issuer to the Bank, pursuant to Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank has been subject to the informational requirements of the Exchange Act and in accordance with Section 12(i) thereof has timely filed reports and other information with the FDIC. Such reports and other information filed by the Bank with the FDIC may be inspected and copied at the public reference facilities maintained by the FDIC at 550 17th Street, NW, Washington, DC 20006. The Bank filed under FDIC Certificate No. 35284-5.

NOTE B - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE B - STOCK COMPENSATION PLANS (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$256	$179	$903	$465
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects	(13)	(14)	(39)	(42)
Pro forma	$243	$165	$864	$423
Basic net income per share:
As reported	$.25	$.18	$.90	$.46
Pro forma	.24	.16	.86	.42
Diluted net income per share:
As reported	$.25	$.18	$.88	$.46
Pro forma	.24	.16	.84	.42

NOTE C - LOANS

Following is a summary of loans at the date indicated:

	September 30, 2005		December 31, 2004
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)

Residential mortgage	$4,824	4.51%	$3,724	4.17%
Residential construction	4,297	4.02%	4,068	4.55%
Home equity lines of credit	6,429	6.01%	5,574	6.24%
Commercial and industrial loans	86,388	80.80%	71,376	79.87%
Loans to individuals	4,984	4.66%	4,618	5.17%
Total loans	106,922	100.00%	89,360	100.00%
Less:
Allowance for loan losses	(1,628)		(1,216)
Deferred loan fees and costs, net	(38)		(30)
Net loans receivable	$105,256		$88,114

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE C - LOANS (Continued)

Following is a summary of activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$1,216	$1,033
Provision for loan losses	415	411
Loans charged-off	(10)	(174)
Recoveries	7	--
Allowance for loan losses at end of period	$1,628	$1,270
Allowance for loan losses as a percent of loans
at period end	1.52%	1.47%

At September 30, 2005, the Company had loan commitments outstanding of $350,000, pre-approved but unused lines of credit totaling $25.3 million and commercial and standby letters of credit of $153,000. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Postage, printing and office supplies	$25	$15	$72	$54
Advertising and promotion	21	23	61	59
Professional services	45	44	134	114
Other	83	69	240	185
Total	$174	$151	$507	$412

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE E - COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Net income	$256	$179	$903	$465
Other comprehensive income (loss):
Net increase (decrease) in the
fair value of investment securities
available for sale, net of tax	(32)	155	(92)	23
Total comprehensive income (loss)	$224	$334	$811	$488

NOTE F - PER SHARE DATA

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average outstanding
shares used for basic earnings
per share	1,007,348	1,007,348	1,007,348	1,007,348
Plus incremental shares from assumed exercise of:
Stock options	29,274	13,078	24,868	10,798
Weighted average outstanding
shares used for diluted earnings
per share	1,036,922	1,020,426	1,032,216	1,018,146

No adjustments were required to be made to net income in the computation of diluted earnings per share.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE F - PER SHARE DATA (Continued)

Stock Split in Form of Stock Dividend

The Board of Directors of the Company also approved a 21-for-20 stock split to be effected in the form of a 5% stock dividend payable on August 26, 2005 to shareholders of record on June 28, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect this stock split.

NOTE G - Trust Preferred Securities

Trust Preferred Transaction

On July 8, 2005, the Company formed CB Financial Capital Trust I, a Connecticut statutory trust (the “Trust”). On July 12, 2005, the Trust issued and sold $5,000,000 of the Trust’s Floating rate preferred securities (the “Trust Preferred Securities”) to an institutional investor in a private placement and issued $155,000 in common securities (the “Common Securities”) to the Company. The Trust Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The proceeds from the Trust’s sale of the Trust Preferred Securities and its sale of the Common Securities were used by the Trust to purchase $5,155,000 of the Company’s Floating junior subordinated notes (the “Notes”). The net proceeds to the Company from its sale of the Notes to the Trust were invested in the Bank as additional capital to support growth and for other general corporate purposes.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” addressing the consolidation by business enterprises of “variable interest entities,” as defined in the Interpretation. In December 2003, the FASB issued a session to FIN46 (FIN46R) to clarify some of the provisions of FIN46 and to exempt certain entities from its requirements. FIN46R was applicable for periods ending after December 15, 2003 for public entities with interests in structures that are commonly referred to as special purpose entities, other than small business issuers, and was applicable to small business issuers for periods ending after December 15, 2004. FIN46R may be applied prospectively with a cumulative effect adjustment as of the date just applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company adopted FIN46R upon the establishment of the Trust and has not included the Trust in the consolidated entity. Further information regarding this transaction was reported by the Company on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 15, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of CB Financial Corporation and its wholly owned bank subsidiary, Cornerstone Bank (the “Company”). This quarterly report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

FINANCIAL CONDITION AT
September 30, 2005 and December 31, 2004

During the first nine months of 2005, the Company’s total assets grew to $142 million, an increase of $22 million or 18.3% from total assets at December 31, 2004 of $120 million. This increase in assets was primarily loans which grew 19.71% during the first nine months to $106.9 million, up from $89.3 million at December 31, 2004. The growth in total assets was funded principally by inflows of customer deposits, which increased by $9.3 million or 8.5% to $117.9 million, up from $108.6 million at December 31, 2004. These increased deposits and net income for the first nine months of $903,000, provided funding to support loan growth of $17.6 million and other investments. Liquid investments, consisting of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities available for sale and held to maturity totaled $32 million, or 22.5% of total assets and 27.1% of total deposits, at September 30, 2005, representing a increase of $4.0 million from $28.0 million at December 31, 2004. Total stockholders’ equity increased from $9.40 million at December 31, 2004 to $10.21 million at September 30, 2005 as a result of retention of net income of $903,000 during the nine month period. At September 30, 2005, the Company’s capital exceeds the levels that are deemed to be “well-capitalized” under applicable regulatory capital requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
September 30, 2005 and 2004

Overview. The Company earned net income of $256,000 or $.25 per diluted share, for the quarter ended September 30, 2005, as compared net income of $179,000 or $.18 per diluted share, for the third quarter of 2004. This increase of $77,000 or $.07 per diluted share in net operating results was principally attributable to the growth in net interest income from $833,000 in 2004 to $1,178,000 for the third quarter of 2005. Rising interest rates and deposit cost containment were contributing factors in this improvement. Provision for loan losses increased from $157,000 in 2004 to $217,000 for the third quarter of 2005, while non-interest expense increased from $611,000 to $772,000 during the same time period. The variances are discussed in detail below.

Net Interest Income. Net interest income increased to $1,178,000 for the quarter ended September 30, 2005, a $345,000 or 41.41% increase from the $833,000 earned in third quarter of 2004. Total interest income benefited from growth in the level of average earning assets and an improvement in the net interest margin. Average total interest-earning assets increased by $24.5 million, or 26.8% annualized, during the nine months ended September 30, 2005, while the average balance of total interest-bearing liabilities increased by $23.4 million, or 25.0% annualized, during the same period. Our portfolio is very asset sensitive and has benefited from 7 rate increases since September 30, 2004 totaling 1.75%. This rate sensitivity has contributed to the increase in the net interest spread. Additionally, the management of the rates applicable to interest-bearing liabilities has resulted in the increased amount of net interest income.

Provision for Loan Losses. The Bank recorded a $217,000 provision for loan losses in the third quarter of 2005, compared to the $157,000 provision made in the same quarter of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the third quarter of 2005 the provision for loan losses was made principally in response to growth in loans and in response to risk changes in the portfolio. The allowance for loan losses was $1,628,000 representing 1.52% of loans outstanding, up from 1.47% of total loans outstanding at December 31, 2004. Nonperforming loans totaled $665,000 and $339,000 at September 30, 2005 and December 31, 2004, respectively.

Non-Interest Income. Non-interest income increased $21,000 to $203,000 for the quarter ended September 30, 2005, as compared with $182,000 for the three months ended September 30, 2004. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $115,000 for third quarter of 2005 as compared with $94,000 for the third quarter of 2004, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $42,000 in third quarter of 2005, a increase of $5,000 from the $37,000 earned during the third quarter of 2004.

Non-Interest Expenses. Non-interest expenses totaled $772,000 for the three months ended September 30, 2005, an increase from total non-interest expenses of $611,000 for the three months ended September 30, 2004. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, the increased professional fees associated with the conversion to a holding company and the increase in the information systems expense related to the increase in customer transactions. The Bank’s plan for 2005 calls for continued asset growth, and management expects that growth in revenues will continue to exceed increases in non-interest costs and expenses.

Income Taxes. The Company’s effective tax rate was 34.7% and 27.5% the three months ended September 30, 2005 and 2004, respectively. As a result of the Company’s sustained pattern of profitability, the previously established deferred tax valuation allowance was reduced during 2004, thereby decreasing the Company’s effective tax rate during the 2004 period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
September 30, 2005 and 2004

Overview. The Company earned net income of $903,000 or $.88 per diluted share, for the nine months ended September 30, 2005, as compared net income of $465,000 or $.48 per diluted share, for the nine months ended September, 2004. This increase of $438,000 or $.40 per diluted share in net operating results was principally attributable to the growth in net interest income from $2,254,000 in 2004 to $3,321,000 for the nine months of 2005. Rising interest rates and deposit cost containment were contributing factors in this improvement. Provision for loan losses increased from $411,000 in 2004 to $415,000 for the first nine months of 2005, while non-interest expense increased from $1,734,000 to $2,122,000 during the same time period. The variances are discussed in detail below.

Net Interest Income. Net interest income was $3,321,000 for the nine months ended September 30, 2005, an increase of $1,067,000, or 47.33%, from the $2,254,000 in net interest income for the first nine months of 2004. Total interest income benefited from growth in the level of average earning assets and an increase in interest rates. The following table depicts the change in average earning assets and average interest bearing liabilities for the nine months periods ended September 30, 2005 versus September 30, 2004.

			Increase (Decrease)
	Sept. 30, 2004	Sept. 30, 2005	$	%
Average Interest-Earning Assets	$ 91.3M	$ 115.9M	24.5M	26.85
Average Interest-Bearing Liabilities	$ 93.5M	$ 116.9M	23.4M	24.99

There have been 7 prime rate increases totaling 1.75% since September 30, 2004. Since our balance sheet is asset sensitive, we have benefited from these rate increases, resulting in an increase in the net interest spread from 3.18% at September 30, 2004 to 3.53% at September 30, 2005. Additionally, management of the rates applicable to interest bearing liabilities has resulted in increased net interest income.

Provision for Loan Losses. The Company recorded a $415,000 provision for loan losses in the first nine months of 2005, compared to the $411,000 provision made in the same period of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first nine months of 2005 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $17.5 million and in response to risk changes in the portfolio. The allowance for loan losses was $1,628,000 representing 1.52% of loans outstanding, up from 1.47% of total loans outstanding at September 30, 2004. Nonperforming loans totaled $665,000 and $339,000 at September 30, 2005 and December 31, 2004, respectively.

Non-Interest Income. Non-interest income increased 105,000 to $632,000 for the nine months ended September 30, 2005, as compared with $527,000 for the nine months ended September 30, 2004. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $338,000 for the first nine months of 2005 as compared with $258,000 for the first nine months of 2004, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $128,000 in the first nine months of 2005, a decrease of $44,000 from the $172,000 earned during the first nine months of 2004. This decrease relates to a continued weaker refinance market during 2005 as compared to that of 2004.

Non-Interest Expenses. Non-interest expenses totaled $2,122,000 for the nine months ended September 30, 2005, an increase from total non-interest expenses of $1,734,000 for the nine months ended September 30, 2004. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, the increased professional fees associated with the conversion to a holding company and the increase in the information systems expense related to the increase in customer transactions. The Company’s plan for 2006 calls for continued asset growth, and management expects that growth in revenues will continue to exceed increases in non-interest costs and expenses.

Income Taxes. The Company’s effective tax rate was 36.2 and 26.9% the nine months ended September 30, 2005 and 2004, respectively. As a result of the Company’s sustained pattern of profitability, the previously established deferred tax valuation allowance was reduced doing 2004, thereby decreasing the Company’s effective tax rate during the 2004 period.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposit with other banks, federal funds sold, time deposits and investment securities classified as available for sale) comprised 18.3% of our total assets at September 30, 2005. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $15.3 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) we may obtain longer-term advances up to 10% of our assets. As of September 30, 2005, we had $7.4 million in advances outstanding with the FHLB of Atlanta.

Total deposits were $117.9 million and $108.6 million at September 30, 2005 and December 31, 2004, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 51.0% of total deposits at September 30, 2005 and 43.4% of total deposits at December 31, 2004. Time deposits of $100,000 or more represented 20.2% and 19.2% of the Bank’s total deposits at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, the Bank had $2.2 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

CAPITAL

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System, which are the primary regulatory authorities for the Bank and the Company, respectively, have adopted minimum capital requirements that categorize components and the levels of risk associated with various types of assets. Our regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.

As shown in the following table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” holding companies and banks as of September 30, 2005.

Regulatory Guidelines

	Well Capitalized	Adequately Capitalized	Company	Bank
Total Capital	10.0%	8.0%	16.4%	16.5%
Tier 1 Capital	6.0%	4.0%	13.3%	13.3%
Leverage Capital	5.0%	4.0%	10.3%	10.4%

Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Exhibit 4(iv)	Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4(ii) above), incorporated herein by reference to Exhibit 4(iii) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(v)	Form of Capital Security Certificate (included as an exhibit to Exhibit 4(iii) above), incorporated herein by reference to Exhibit 4(iv) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(vi)	Guarantee Agreement dated July 12, 2005 between the Company and U.S. Bank National Association, incorporated herein by reference to Exhibit 4(v) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 10(i)	Employment Agreement with Norman B. Osborn, incorporated herein by reference to Exhibit 10(i) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001

Exhibit 10(ii)	Employment Agreement with Robert W. Kernodle, incorporated herein by reference to Exhibit 10(ii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(iii)	Employment Agreement with G. Brooks Batchelor, incorporated herein by reference to Exhibit 10(iii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(iv)	Employment Agreement with Robert H. Ladd III, incorporated herein by reference to Exhibit 10(iv) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(v)	Director Stock Option Plan, incorporated herein by reference to Exhibit 10(v) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vi)	Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(vi) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vii)	Cornerstone Bank 2005 Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10(vii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005.
Exhibit 10(viii)	Cornerstone Bank 2005 Management Team Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005.
Exhibit 10(ix)	Cornerstone Bank 2005 Chief Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10(ix) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005.
Exhibit 31.1	Certification of Chief Executive Officer, Norman B. Osborn
Exhibit 31.2	Certification of Principal Accounting Officer, Dora Kicklighter
Exhibit 32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. § 1350

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB FINANCIAL CORPORATION

Date: November 14, 2005	By:	/s/ Norman B. Osborn
Norman B. Osborn
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Dora Kicklighter
Dora Kicklighter
Principal Accounting Officer