Form 10KSB
period 2005-12-31
CB Financial CORP
filed 2006-03-31
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2005

Commission File Number: 000-51351

CB FINANCIAL CORPORATION
(Name of small business issuer in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2129155 (I.R.S. Employer Identification No.)

3710 Nash Street North Post Office Box 8189 (Zip 27893) Wilson, North Carolina 27896-1120 (Address of principal executive offices)	27896-1120 (Zip Code)

(252) 243-5588
(Issuer’s telephone number)

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act: Common Stock, no par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

State issuer’s revenues for its most recent fiscal year. $8,492,800, based on the sum of total interest income and total non-interest income for fiscal year 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of a specified date within the past 60 days. $13.1 million, based on the market price of the common stock on March 8, 2006, in the last trade known to management to have occurred, which was $15.50 per share.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. 1,014,228 shares of common stock outstanding at March 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of CB Financial Corporation for the year ended December 31, 2005 (the “2005 Annual Report”) are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of CB Financial Corporation to be held on May 25, 2006, (the “Proxy Statement”) are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:	Yes	No	X

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of CB Financial Corporation (“Company”) and its banking subsidiary, Cornerstone Bank (“Bank”). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and the Bank and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

CB Financial Corporation (the “Company”) was established in 2005 as a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. The Company’s main office is located at 3710 Nash Street North, Wilson, North Carolina. The Company’s primary activity is owning Cornerstone Bank (the “Bank”), a North Carolina-chartered commercial bank. The Company’s principal sources of income are any dividends that are declared and paid by the Bank on its capital stock, all of which is owned by the Company, and earnings on the Company’s investments. The Company invests its capital primarily in interest-bearing deposits, U.S. government, federal agency and other marketable securities with terms of up to 10 years and mortgage-backed securities.

Cornerstone Bank was incorporated on March 14, 2000, and began operations on March 15, 2000, as a North Carolina chartered commercial bank. The Bank is engaged in commercial and consumer banking primarily in Wilson, Wilson County, North Carolina, and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). The Bank also is subject to certain regulations of the Board of Governors of the Federal Reserve (“Federal Reserve Board”) governing reserves required to be maintained against deposits and other matters. The business and regulation of the Bank are subject to legislative changes from time to time. See Item 1. “DESCRIPTION OF BUSINESS - Supervision and Regulation.”

The Bank became a member of the Federal Home Loan Bank (the “FHLB”) system on March 28, 2000, and its deposits have been federally insured since its organization. The deposits of the Bank are insured by the Bank Insurance Fund (the “BIF”) of the FDIC to the maximum amount permitted by law. The Bank conducts business through its main office located in Wilson, North Carolina, another full service office in Wilson, and a loan production facility in Zebulon, North Carolina.

The majority of the Bank’s deposit and loan customers are individuals and small to medium-sized businesses located in the Bank’s market area. Management does not believe the Bank is dependent on a single customer or group of customers concentrated in a particular industry whose loss or insolvency would have a material adverse impact on operations.

At December 31, 2005, the Company had total assets of $152.8 million, total loans of $114.5 million, deposits of $129.1 million, and stockholders’ equity of $10.5 million.

Subsidiaries

The Company has two subsidiaries: the Bank and CB Financial Capital Statutory Trust I (the “Trust”), which is non-banking subsidiary that holds trust preferred securities.

CB Financial Capital Statutory Trust I. On July 12, 2005, the Company completed a trust preferred securities transaction in the amount of $5 million. In connection with the transaction, the Company established the Trust, a Connecticut statutory trust, on July 8, 2005. The Trust issued and sold $5,000,000 aggregate principal amount of floating rate preferred securities (the “Trust Preferred Securities”) in a private placement to an institutional investor and issued $155,000 in floating rate common securities (the “Common Securities”) to the Company. The Trust used the proceeds of these issuances to purchase $5,155,000 of the Company’s junior subordinated debentures due July 12, 2035 (the “Notes”).

The Notes are the sole assets of the Trust and are subordinate to the Company’s senior obligations. The net proceeds to the Company from the sale of the Notes to the Trust are being used by the Company to support growth and for other general corporate purposes. Concurrently with the issuance of the Notes and the Trust Preferred Securities, the Company entered into a Guarantee Agreement dated July 12, 2005 between the Company and U.S. Bank National Association under which the Company guaranteed the payment of various obligations associated with the Trust Preferred Securities.

Competition

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At June 30, 2005, there were 24 branches of commercial banks and savings institutions in Wilson County based on FDIC information. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank’s competition for real estate loans is from savings institutions, commercial banks, credit unions and mortgage banking companies. It competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition is increasing as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Primary Market Area

The Bank’s primary market area consists of Wilson County, North Carolina, and surrounding areas. Currently, two full service offices are located in Wilson, Wilson County, North Carolina, and a loan production office is located in Zebulon, Wake County, North Carolina. As a result, the Bank’s loans and deposits are primarily generated from the Wilson community, with a growing percentage of loans generated from the Zebulon area. The Bank also has established lines of credit with correspondent banks outside its primary market area to provide additional liquidity as needed. In 2005, the Bank had purchased $2.2 million in brokered deposits for liquidity/leverage purposes. The Bank’s loans and deposits are primarily generated from the Bank’s market area. To meet funding needs, the Bank occasionally solicits deposits outside its primary market area using a national certificate of deposit rate service, CD Rateline. The remainder of deposits are generated from its primary market area.

Employment in the Bank’s market area is diversified among manufacturing, agricultural, retail and wholesale trade. Employment in the Bank’s primary market area as of January 2006 was stable, with an unemployment rate above that of North Carolina and national averages. The Bank anticipates continued steady growth in the Wilson community population, and believes that such a trend will result in a greater demand for banking services in the future.

Lending Activities

General. The Bank offers a wide range of lending services, including commercial, real estate and consumer loans. The Bank considers individual consumers and small to medium businesses to be its primary market for loans.  The Bank also offers both personal and commercial overdraft lines of credit in connection with its checking accounts. The Bank’s current lending strategy is to establish market share throughout Wilson County, with an emphasis in Wilson and surrounding areas, including mortgage loans originated in Zebulon.

Construction Loans. Real estate construction loans include twelve-month contract housing loans, which are intended to convert to permanent residential mortgage loans upon completion of the construction. These permanent residential mortgage loans are sold in the secondary market. The Bank also originates commercial construction loans. These loans are typically made to businesses or individuals located within Wilson County for the construction of commercial structures in Wilson County, including, but not limited to, industrial facilities, apartments, office buildings, and warehouse facilities. The properties are generally for owner occupancy. Permanent financing commitments from third parties are usually required for non owner-occupied real estate construction and development activities. Other non owner-occupied real estate loans are made at reasonable loan-to-value ratios against income-producing properties with adequate cash flow. In the case of owner-occupied properties, the Bank verifies that the owner has adequate resources to repay the debt. The Bank generally does not offer long-term, fixed-rate financing for owner-occupied or non owner-occupied buildings and residences. The Bank does offer loans with fixed rate financing for five years or less which have the option to be either called or renewed at prevailing market rates at the end of that term.

Commercial and Industrial Loans and Commercial Real Estate. The Bank’s commercial lending program is generally targeted to serve closely held established businesses with sales of $50 million or less. In-house limits allow lending to larger customers that have reasonable business connections with the Bank’s market in Wilson County. Commercial lending includes commercial, financial, agricultural, industrial, and real estate loans. These loans consist of both secured and unsecured working capital loans and longer-term secured loans. Secured loans are generally secured by commercial property and equipment, as well as other assets such as inventory and accounts receivable. Personal guarantees are typically obtained for both secured and unsecured loans to supplement the financial strength of the borrower and the value of any collateral securing the loan. Pricing on commercial loans is driven largely by competition, credit risk and deposit relationships and is usually tied to the prime rate.

Consumer Loans and Home Equity Lines of Credit. The Bank offers various consumer loan products. Both secured and unsecured loans are marketed to existing clients and to any other creditworthy candidates. Home equity lines of credit (“Home Equity Lines”) are underwritten with note amounts and credit limits that ensure consistency with the Bank’s loan-to-value policy (85% for consumer loans secured by real estate). The Bank offers Home Equity Lines up to 100% of the appraised value of a home, but underwrites 15% of such loans on an unsecured basis. The Bank’s Home Equity Line program offers an adjustable rate tied to the Wall Street Journal prime rate. Typically, all Home Equity Lines have an interest rate floor of 5.00%.

Residential Mortgage Loans. Loans secured by residential real estate on terms of up to three years are retained in the Bank’s loan portfolio. These loans can be priced at a variable rate under one- or three-year Adjustable Rate Mortgages (“ARMs”). The Bank offers varying amortization periods up to 30 years. The Bank does not originate loans with negative amortization. Risks associated with residential lending include interest rate risk, which is mitigated through the sale of substantially all fixed-rate loans with maturities greater than three years, and default risk, which is reduced through underwriting procedures and loan-to-value limitations. Loans secured by residential real estate and held for the Bank’s portfolio generally have a loan-to-value ratio of less than 80%.

Residential Mortgage Loans Held for Sale. The Bank engages in mortgage loan originations by offering fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. The Bank originates single-family residential first mortgage loans, with maturities greater than three years, on a presold basis. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Bank recognizes certain origination and service release fees upon the sale, which are classified as mortgage operations on the statement of operations.

Other Loans. Numerous forms of unsecured loans, including revolving credits (DDA overdraft lines of credit and personal lines of credit) are provided and various installment loan products, including vehicle loans, are offered. Pricing of such loans is based largely on in-market competition. Closed-end installment loans are usually priced as fixed-rate simple interest loans. Most of the Bank’s revolving loans have variable rates.

Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources, such as referrals from real estate brokers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

During its loan approval process, the Bank assesses the applicant’s ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower’s ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank requires independent fee appraisals on all loans originated primarily on the basis of real estate collateral. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant.

Loans up to $500,000 may be approved by certain designated loan officers and the Bank’s chief lending officer in cases where the loan meets all of the Bank’s underwriting guidelines. Loans over $500,000 must be approved by the Bank’s loan committee, which is composed of four members of the Board of Directors.

Analysis of Loan Portfolio. The Bank’s loan portfolio totaled approximately $114.5 million at December 31, 2005, representing approximately 74.9% of the Bank’s total assets. At December 31, 2005, approximately 89.5% of the Bank’s total loan portfolio was composed of adjustable rate loans, and approximately 10.5% of the Bank’s total loan portfolio was composed of fixed rate loans. Selected data relating to the composition of the Bank’s loan portfolio by type of loan at December 31, 2005, is set forth in Note D in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2005 Annual Report, which section is incorporated herein by reference.

Loan Maturity Schedule and Rate Sensitivity. Information regarding maturities and sensitivities of certain loan types to changes in interest rates at December 31, 2005, is set forth under the section captioned “Management’s Discussion and Analysis” in the Company’s 2005 Annual Report, which section is incorporated herein by reference.

Nonperforming Assets and Classified Assets

Nonperforming assets include non-accrual loans and real estate acquired through loan foreclosures. It is the general policy of the Bank to discontinue the accrual of interest on loans, including loans impaired under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114) when principal or interest payments are delinquent 90 to 120 days or more. In some cases, loans may be placed on non-accrual status earlier based on specific circumstances surrounding the loan. If the collection of principal and/or interest income becomes doubtful at any time during the collection process, the loan is placed on non-accrual status. At December 31, 2005, the Bank had $2.2 million in nonperforming assets.

Applicable regulations require the Bank to “classify” its own assets on a regular basis. In addition, in connection with examinations of banks, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as “substandard,” “doubtful,” or “loss,” depending on the presence of certain characteristics. At December 31, 2005, the Bank had loans totaling $2.5 million internally classified as “substandard,” “doubtful,” or “loss.”

The Bank also identifies assets that possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. At December 31, 2005, the Bank had no loans in the “special mention” category.

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as “loss,” it charges off the balance of the asset. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Commissioner, which can order the establishment of additional loss allowances.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is the Bank’s policy to maintain an adequate allowance for loan losses based on, among other things, the banking industry’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security for the loans. The Bank’s allowance for loan losses is set at a level that reflects the economic environment and that adequately reserves for any future loan losses.

Additional information regarding the Bank’s allowance for loan losses is set forth under the section captioned “Management’s Discussion and Analysis” and under Note D in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2005 Annual Report, which sections are incorporated herein by reference.

Investment Activities

Interest and dividend income from investment activities generally provides the second largest source of income to the Bank after interest on loans. During 2005, the Bank maintained all of its excess liquidity in overnight investments and United States government agency, mortgage-backed securities and municipals. This allowed the Bank to have maximum flexibility in funding loan demand. As of December 31, 2005, United States government agency and mortgage-backed securities and municipals totaled $19.5 million. Interest income on United States government agency, mortgage-backed securities and municipals totaled $0.6 million at December 31, 2005. Overnight investments totaled $4.6 million at December 31, 2005, and consisted of federal funds sold and Money Market Accounts. Interest income on overnight investments totaled $130,000 for the fiscal year ended December 31, 2005.

The Bank may engage in other types of investment activities in the future. The Board of Directors has determined that the Bank’s investments will be limited to U.S. Treasury obligations, federal agency securities, municipal obligations of the State of North Carolina or its political subdivisions rated A and above, government agency sponsored mortgage-backed securities, stock of FHLB of Atlanta and certificates of deposits of $100,000 or less in federally insured financial institutions and other approved investments approved per the Bank’s investment policy. Investment decisions are made by authorized officers of the Bank in accordance with the Bank’s investment policy. Such investments will be managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing the financial services industry. The Bank’s investment strategy emphasizes, in order of priority, liquidity, safety of principal and yield.

Deposits and Borrowings

Deposits. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.  At December 31, 2005, 62.9% of the Bank’s deposits consisted of time deposit accounts, less than 1% consisted of statement savings and money market accounts, 27.2% consisted of interest-bearing transaction accounts and money market accounts, and 9% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank occasionally does utilize the services of deposit brokers, but its savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Bank periodically advertises rates of interest on its certificates of deposits on the Internet through CD Rateline. The Bank anticipates that the amount of internet deposits it holds will continue to decline. Although the Bank accepts these deposits primarily for liquidity purposes, the Bank also uses them to manage the Bank’s interest rate risk.

Certain information regarding the Bank’s deposits at December 31, 2005, is set forth under the section captioned “Management’s Discussion and Analysis” in the Company’s 2005 Annual Report, which section is incorporated herein by reference.

At December 31, 2005, the aggregate amount of certificates of deposit and other time deposits of the Bank, in amounts greater than or equal to $100,000 was $33 million. Information regarding the maturity of time deposits of the Bank at December 31, 2005, is set forth under Note F in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2005 Annual Report, which section is incorporated herein by reference.

Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes. The Bank may obtain advances of up to 10% of its assets from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for banks. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB of Atlanta’s assessment of the institution’s creditworthiness. At December 31, 2005, the Bank had outstanding FHLB borrowings totaling $6.3 million.

In addition to FHLB advances, the Company issued $5.1 million of junior subordinated debentures to its wholly owned capital trust, CB Financial Capital Statutory Trust I, to fully and unconditionally guarantee the preferred securities issued by the trust. Also, the Bank has established lines of credit of approximately $15.3 million with correspondent banks to provide additional liquidity if and as needed. At December 31, 2005, the amount outstanding under these agreements totaled $1.1 million.

Return on Equity and Assets

The following table sets forth information regarding the Company’s return on equity and assets at December 31, 2005:

RETURN ON EQUITY AND ASSETS
December 31, 2005

Return on average assets - annualized	0.86%

Return on average equity - annualized	11.33%

Average equity to average assets ratio	7.56%

Employees

At December 31, 2005, the Bank had 33 full-time employees and no part-time employees.

Supervision and Regulation

Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of some of the basic statutes and regulations that apply to the Company and Bank, but it is not a complete discussion of all the laws that affect the Company’s and Bank’s business. Supervision, regulation and examination of the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Bank.

Supervision and Regulation of the Company

General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a bank holding company subject to the BHCA, the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, a bank holding company such as the Company, which does not qualify as a financial holding company, is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve.

Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in, a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person owns, controls, or has the power to vote 25% or more of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person owns, controls, or has the power to vote more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) or the acquiror will be the largest stockholder after the acquisition.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, the “cross-guarantee” provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company’s ownership of the Bank, the Company is registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Financial Services Modernization Legislation.

Gramm-Leach-Bliley Act

The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It contained sweeping changes to federal legislation, addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including us, are significant in terms of the time, resources and costs associated with complying with the law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank’s ability to pay dividends is limited.

Capital Maintenance Agreement. In order to acquire control of the Bank, the Company was required to execute a capital maintenance agreement under which it has agreed to maintain the Bank’s capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

Federal Securities Laws. The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Supervision and Regulation of the Bank

General. The Bank is an insured North Carolina-chartered commercial bank that is a member of the FHLB system. Its deposits are insured through the FDIC’s Bank Insurance Fund (“BIF”), and it is subject to supervision and examination by and the regulations and reporting requirements of the FDIC and the Commissioner, which are its primary federal and state banking regulators respectively. The Bank is not a member bank of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the BIF and (2) the Bank is, and the Bank continues to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

In addition, the Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Stockholders), Regulation W (Transactions Between Member Banks and Affiliates), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings).

The FDIC and the Commissioner have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the Federal Reserve Board (even though the Bank is not a member bank of the Federal Reserve System). The Federal Reserve Board’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates the Bank charges on commercial bank loans.

Transactions with Affiliates. The Company and Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;
•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;
•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on our ability to extend credit to our executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

FDIC Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories (see “Prompt Corrective Action”), with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal banking regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. An institution’s insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 27 basis points) are applied. In addition, the Bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

An institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. Under the Community Reinvestment Act as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the Community Reinvestment Act, the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their Community Reinvestment Act performance ratings. The Bank received a “satisfactory” rating in its last Community Reinvestment Act examination.

Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by the FDIC. The FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements.

Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Risk-Based Capital Ratio”) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (“Tier 2 Capital”). At December 31, 2005, the Bank’s Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) were 15.40% and 14.14%, respectively, which were well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2005, the Bank’s Leverage Capital Ratio was 10.57%, which was well above the FDIC’s minimum leverage capital guidelines.

Failure to meet the FDIC’s capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.” The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

Loans-To-One-Borrower. The Bank is subject to the Commissioner’s loans-to-one-borrower limits. As of December 31, 2005, the largest aggregate amount of loans that the Bank had to any one borrower and its affiliates was $2 million. Theses loans were performing in accordance with their original terms. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “Prompt Corrective Action.” As of December 31, 2005, the Bank was considered “well capitalized,” and, thus, was not subject to the limitations on rates payable on its deposits.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2005, the Bank was in compliance with this requirement.

Reserve Requirements. Under regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of those accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2005, the Bank met FDIC reserve requirements.

The Bank also is subject to the reserve requirements established by the Commissioner. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the Commissioner. Currently, the Commissioner requires the Bank to maintain and establish reserves at the level required by the Federal Reserve Board for non-member banks. The reserve must consist of cash on hand, balances payable on demand, certain unencumbered interest-bearing obligations, and balances maintained at the Federal Reserve Bank. A bank that fails to maintain reserves at or above the legal requirement is prohibited generally from making new loans or discounts or paying dividends from its profits. In addition, the Commissioner has established surplus requirements applicable to state-chartered commercial banks. The Bank must maintain a surplus equal to 50% of the Bank’s common capital stock. At December 31, 2005, the Bank met both the Commissioner’s reserve and surplus requirements.

Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”). The FDIC is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Capital Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be “well capitalized.” A bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Capital Ratio of 4.0%” or greater, is considered to be “adequately capitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Capital Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Capital Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see “Capital Adequacy Requirements of the Bank”), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law.

At December 31, 2005, the Bank had the requisite capital levels to qualify as “well capitalized.”

Interstate Banking. The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions and the states’ right to opt out of certain provisions, the interstate banking laws also permit interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could “opt out” and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The interstate banking laws also permit banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes that, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Restrictions on Dividends and Other Capital Distributions. Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of the Bank’s paid-in capital stock, then the Bank’s directors may not declare any cash dividend until the Bank has transferred from undivided profits to surplus 25% of the Bank’s undivided profits or any lesser percentage necessary to raise the Bank’s surplus to an amount equal to 50% of its paid-in capital stock.

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends on its common stock. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend, if the Bank is, or after making the distribution would become, “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act). Additionally, if in the opinion of the FDIC an insured depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the FDIC may require, after notice and hearing, that the institution cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the Federal Deposit Insurance Act, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances that lead the FDIC to require that the Bank maintains capital in excess of regulatory guidelines.

In the future, the Bank’s ability to declare and pay cash dividends will be subject to the Board of Directors’ evaluation of its operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. There is no assurance that, in the future, the Bank will have funds available to pay cash dividends or, even if funds are available, that the Bank will pay dividends in any particular amounts or at any particular times, or that the Bank will pay dividends at all.

Other Federal and North Carolina Regulations. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

ITEM 2.	DESCRIPTION OF PROPERTY

Properties

The Bank’s principal office is located in Wilson, North Carolina. Its full service branch office is also located in Wilson, North Carolina, and the Bank has a loan production facility in Zebulon, North Carolina. The Bank owns the land on which its principal office is located. As of December 31, 2005, the net book value of the Bank’s principal office was $1,306,374. The Bank leases the office facilities for its Wilson branch office and Zebulon loan production facility.

The Bank’s management considers the property consisting of its principal office to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2005 was $412,474.  Additional information about this property is set forth under Note E in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2005 Annual Report, which section is incorporated herein by reference. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment.  As of December 31, 2005, the Bank had recorded $117,414 for real estate acquired in settlement of loans.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company or the Bank may become involved in legal proceedings occurring in the ordinary course of business. However, subject to the uncertainties inherent in any litigation, management believes that currently there are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in the Company or the Bank’s financial condition or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2005, the Company had 1,014,228 shares of common stock outstanding, which were held by approximately 1,346 stockholders of record, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms. There is no established public trading market for the Company’s common stock.

Based upon information provided to the Company by its transfer agent, management believes there have been approximately 10,938 shares of common stock traded during the fiscal year ended December 31, 2005. Certain sales have been facilitated by the Company in 2005 and 2004, all of which were, to the knowledge of management, at prices ranging from $12.38 to $15.00 per share. The price of the Company’s common stock in the last trade known to management to have occurred in 2005 was $15.00, which trade occurred on December 23, 2005, and involved 120 shares.

See Item 1. “DESCRIPTION OF BUSINESS-Supervision and Regulation” above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company. The Company has not paid any cash dividends to common stockholders during the last two (2) fiscal years. The Bank paid the Company $121,000 in cash dividends in 2005. A 5% stock dividend, in the form of a 20-to-21 stock split, was paid on May 31, 2004 and August 26, 2005.

See Item 11. “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plan information.

The Company did not repurchase any shares of its common stock during the last quarter of 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

See the information set forth under Item 1. “DESCRIPTION OF BUSINESS - Supervision and Regulation” above and the information set forth in the section captioned “Management’s Discussion and Analysis” in the Company’s 2005 Annual Report, which section is incorporated herein by reference.

RISK FACTORS

Bank’s Operation Concentrated in Wilson County Market Area

Currently, the Bank’s primary market area consists of the communities surrounding its office in Wilson, Wilson County, North Carolina. As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions of this area. A deterioration in economic conditions in any of this market area, particularly in industries on which this geographic area depends, may adversely affect the quality of the loan portfolio and demand for products and services, and accordingly, results of operations.

Bank is Exposed to Risks in Connection with the Loans it Makes

A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwritten a credit monitoring procedure and credit policies, including the establishment and review of the allowance for loan losses, which management believes are appropriate to minimize the risk by assessing the likelihood of non-performance, tracking loan performance and diversifying the loan portfolio. However, such policy and procedures may not prevent unexpected losses that could adversely affect the results of operations.

Company’s Trading Has Been Low Compared with Other Institutions

There is no active trading market for the Company’s stock and it is unlikely that there will be an active trading market in the near future. The low trading volume of the Company’s stock may be comparable to other similarly sized companies or banks with no active trading market. Nevertheless, this trading is relatively low when compared with more seasoned companies and banks quoted on the OTC Bulletin Board, the NASDAQ Small Cap Market, the NASDAQ National Market System or other consolidated reporting systems or stock exchanges. Therefore, the market in the Company’s common stock may be limited in scope relative to other companies and banks.

Government Regulations May Prevent or Impair Company’s Ability to Pay Dividends, Engage in Mergers, or Operate in Other Ways

Current and future legislation and policies established by federal and state regulatory authorities affect the Company’s operations. The Bank is subject to the supervision and periodic examination by the FDIC and Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit growth and the return to shareholders by restricting certain business activities.

ITEM 7.	FINANCIAL STATEMENTS

The information required by this Item is set forth in the section captioned “Consolidated Financial Statements” in the Company’s 2005 Annual Report, which section is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Controller of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Controller of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fourth quarter of the 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company, the Company’s Audit Committee, and procedures for shareholder nominations is set forth under the sections captioned “Proposal I—Election of Directors-Nominees,” “Proposal I—Election of Directors-Executive Officers,” “—Report of the Corporate Governance and Nominating Committee-Process for Nominating Directors,” “-Stockholder Nominations,” and “—Report of the Audit Committee” in the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 25, 2006, which sections are incorporated herein by reference.

(b) Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the Proxy Statement section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c) Audit Committee Financial Expert - The information required by the Item regarding the Company’s Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

(d) Code of Ethics - The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its directors, officers and employees, including its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Business Conduct and Ethics adopted by the Company’s Board of Directors is attached as Exhibit 14.

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officers that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the Proxy Statement sections captioned “Proposal 1—Election of Directors-Director Compensation” and “Management Compensation,” which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the Proxy Statement sections captioned “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information,” which sections are incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the Proxy Statement sections captioned “Certain Indebtedness and Related Transactions” and “Security Ownership of Certain Beneficial Owners,” which sections are incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibit Name	Description

Exhibit (2)	Articles of Share Exchange and Agreement and Plan of Reorganization dated May 26, 2005, incorporated herein by reference to Exhibit (2) to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 3(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 3(ii)	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 4(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on June 10, 2005
Exhibit 4(ii)	Indenture dated July 12, 2005 between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4(i) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(iii)
Amended and Restated Declaration of Trust dated July 12, 2005 by and among the Company, as sponsor, U.S. Bank National Association, as institutional trustee, and the Administrators named therein, incorporated herein by reference to Exhibit 4(ii) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 4(iv)	Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4(ii) above), incorporated herein by reference to Exhibit 4(iii) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 4(v)	Form of Capital Security Certificate (included as an exhibit to Exhibit 4(iii) above), incorporated herein by reference to Exhibit 4(iv) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(vi)	Guarantee Agreement dated July 12, 2005 between the Company and U.S. Bank National Association, incorporated herein by reference to Exhibit 4(v) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 10(i)	Employment Agreement with Norman B. Osborn, incorporated herein by reference to Exhibit 10(i) to the Form 10-SB of Cornerstone filed with the FDIC on April 30, 2001
Exhibit 10(ii)	Employment Agreement with Robert W. Kernodle, incorporated herein by reference to Exhibit 10(ii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(iii)	Employment Agreement with G. Brooks Batchelor, incorporated herein by reference to Exhibit 10(iii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit10(iv)	Employment Agreement with Robert H. Ladd III, incorporated herein by reference to Exhibit 10(iv) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(v)	Director Stock Option Plan, incorporated herein by reference to Exhibit 10(v) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vi)	Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(vi) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vii)	Cornerstone Bank 2005 Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10(vii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005
Exhibit 10(viii)	Cornerstone Bank 2005 Management Team Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005
Exhibit 10(ix)	Cornerstone Bank 2005 Chief Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10(ix) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005
Exhibit 10(x)
Lease Agreement dated September 2, 2005 by and between CB Financial Corporation and Cornerstone Bank, as lessee, and H/C Wilson, Inc., as lessor, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 9, 2005

Exhibit 11	Statement Regarding Computation of Per Share Earnings
Exhibit 13	CB Financial Corporation 2005 Annual Report (excluding the Letter to Stockholders)
Exhibit 14	Code of Business Conduct and Ethics, dated June 8, 2005

Exhibit 21	See “Item 1. DESCRIPTION OF BUSINESS—General” and “—Subsidiaries” for discussion of subsidiaries
Exhibit 31.1	Certification of Norman B. Osborn
Exhibit 31.2	Certification of Dora Kicklighter
Exhibit 32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. § 1350

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the Proxy Statement sections captioned “Audit Fees Paid to Independent Auditor” and “Pre-Approval of Audit and Permissible Non-Audit Services,” which sections are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL CORPORATION

Date: March 28, 2006	By: /s/ Norman B. Osborn
Norman B. Osborn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Norman B. Osborn	President, Chief Executive Officer	March 28, 2006
Norman B. Osborn	and Director

/s/ John Charles Anthony, Jr.	Director	March 28, 2006
John Charles Anthony, Jr.

/s/ Robert E. Kirkland III	Director	March 28, 2006
Robert E. Kirkland III

/s/ W. Coalter Paxton III	Director	March 28, 2006
W. Coalter Paxton III

/s/ Thomas E. Brown III	Director	March 28, 2006
Thomas E. Brown III

/s/ Judy A. Muirhead	Director	March 28, 2006
Judy A. Muirhead

/s/ David W. Woodard	Director	March 28, 2006
David W. Woodard

/s/ Gregory A. Turnage	Director	March 28, 2006
Gregory A. Turnage

/s/ S. Christopher Williford	Director	March 28, 2006
S. Christopher Williford

/s/ Dora Kicklighter	Controller	March 28, 2006
Dora Kicklighter

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 11	Statement Regarding Computation of Per Share Earnings for Employees

Exhibit 13	CB Financial Corporation 2005 Annual Report (excluding the Letter to Stockholders)

Exhibit 14	Code of Business Conduct and Ethics, dated June 8, 2005

Exhibit 31.1	Certification of Norman B. Osborn

Exhibit 31.2	Certification of Dora Kicklighter

Exhibit 32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. § 1350