Form 10QSB
period 2006-03-31
CB Financial CORP
filed 2006-05-22
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-51351

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

    Yes ☐ No ☒

As of May 4, 2006, there were 1,014,228 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 -	Controls and Procedures	16

Part II.	OTHER INFORMATION

Item 1 -	Legal Proceedings	17

Item 6 -	Exhibits	17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31,
	(Unaudited)	2005*
ASSETS	(Amounts in thousands, except share data)

Cash and due from banks	$3,576	$4,903
Interest-earning deposits in banks	3,772	4,607
Federal funds sold	3,216	--
Time deposits	3,964	5,453
Investment securities available for sale, at fair value	13,005	13,441
Investment securities held to maturity, at amortized cost	6,079	6,083
Loans	113,718	114,468
Allowance for loan losses	(1,674)	(1,775)
NET LOANS	112,044	112,693
Accrued interest receivable	678	628
Stock in Federal Home Loan Bank of Atlanta, at cost	594	529
Premises and equipment	1,732	1,757
Bank-owned life insurance	1,351	1,338
Real estate owned	107	117
Other assets	1,531	1,222
TOTAL ASSETS	$151,649	$152,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand	$11,100	$11,638
Savings	1,273	1,129
Money market and NOW	39,867	35,107
Time	76,898	81,195
TOTAL DEPOSITS	129,138	129,069
Short term borrowings	--	1,055
Long term borrowings	11,405	11,488
Accrued interest payable	231	238
Accrued expenses and other liabilities	223	479
TOTAL LIABILITIES	140,997	142,329
Stockholders' equity:
Preferred stock, 20,000,000 shares authorized, none issued	--	--
Common stock, no par value, 80,000,000 shares authorized;
1,014,228 shares issued and outstanding	9,640	9,640
Retained earnings	1,195	960
Accumulated other comprehensive loss	(183)	(158)
TOTAL STOCKHOLDERS' EQUITY	10,652	10,442
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$151,649	$152,771

*Derived from audited financial statements.

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,231	$1,386
Investment securities	200	118
Federal funds sold	52	37
Interest-earning deposits in banks	53	20
Other interest and dividends	68	31
TOTAL INTEREST INCOME	2,604	1,592
INTEREST EXPENSE
Money market, NOW and savings deposits	281	193
Time deposits	770	343
Borrowings	140	14
TOTAL INTEREST EXPENSE	1,191	550
NET INTEREST INCOME	1,413	1,042
PROVISION FOR LOAN LOSSES	395	113
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,018	929
NON-INTEREST INCOME
Service charges on deposit accounts	128	117
Mortgage operations	67	50
Other income	39	48
TOTAL NON-INTEREST INCOME	234	215
NON-INTEREST EXPENSE
Salaries and employee benefits	539	375
Occupancy and equipment	77	42
Data processing expenses	113	77
Other (Note D)	173	137
TOTAL NON-INTEREST EXPENSE	902	631
INCOME BEFORE INCOME TAXES	350	513
INCOME TAXES	115	201
NET INCOME	$235	$312
Net Income Per Common Share
Basic	$.23	$.31
Diluted	.22	.30
Weighted Average Common Shares Outstanding
Basic	1,014,228	1,007,348
Diluted	1,045,519	1,025,660

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$235	$312
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	42	35
Provision for loan losses	395	113
Provision for losses on real estate owned	10	--
Earnings on life insurance	(13)	(12)
Deferred income tax benefit	(188)	--
Change in assets and liabilities:
Increase in accrued interest receivable	(50)	(48)
Increase in other assets	(106)	(203)
Decrease (increase) in accrued interest payable	(7)	12
Decrease (increase) in accrued expenses and other liabilities	(256)	170
NET CASH PROVIDED BY
OPERATING ACTIVITIES	62	379
CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities of time deposits	1,489	792
Purchase of available-for-sale securities	(499)	(1,502)
Maturities, sales and calls of available for sale investments	891	711
Purchase of held to maturity securities	--	(671)
Net decrease (increase) in loans	254	(2,573)
Purchase of FHLB stock	(65)	(43)
Purchases of premises and equipment	(9)	(16)
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES	2,061	(3,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Federal Home Loan Bank advances	(83)	(84)
Net decrease in short term borrowings	(1,055)
Increase in deposits	69	5,865
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES	(1,069)	5,781
NET INCREASE IN
CASH AND CASH EQUIVALENTS	1,054	2,858
CASH AND CASH EQUIVALENTS, BEGINNING	9,510	10,794
CASH AND CASH EQUIVALENTS, ENDING	$10,564	$13,652

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the “Company”) and its wholly-owned subsidiary, Cornerstone Bank. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

In June 2005, the shareholders of Cornerstone Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of CB Financial Corporation, a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization (the “Reorganization”), one share of CB Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of Cornerstone Bank's $5.00 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank.

The organization and business of Cornerstone Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revised SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Stock Option Plans

The Company has an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”) in effect at March 31, 2006. All options outstanding under both plans as of December 31, 2005 were fully vested and no new options were issued during the three-month period ending March 31, 2006. Therefore, no option related compensation cost has been charged against income for the three months ended March 31, 2006.

In 2003, the Company implemented the Employee Plan and the Director Plan (together, the “Plans”) that were approved by shareholders in 2002. Each plan makes available options to purchase 76,461 shares of the Company’s common stock for an aggregate number of common shares reserved for options equal to 152,922. No options were granted prior to 2003. On August 31, 2003, options to purchase 125,682 shares of common stock were granted. All options granted originally were scheduled to vest over five years, with 20% vesting on the first anniversary of the grant date, and 20% vesting annually thereafter. During 2005, an amendment was made to the Plans providing for accelerated vesting of all options, resulting in all options being immediately vested. All unexercised options expire ten years after the date of grant. Options granted under the Plans can have a term of up to ten years from the date of grant, provided however, that in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an Incentive Stock Option (ISO) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under the Employee Plan must be granted at a price that shall be the average of the highest and lowest selling price on such exchange date or, if no sales on such date, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company’s outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the market value of the optioned shares at the time the ISO is granted. The exercise price of all options granted under the Plans is $10.43.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the quarters ended March 31, 2006 and March 31, 2005. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is an estimate based upon approximate volatility of community bank stocks. The expected term of the options is an estimate based on the period between the initial full vesting term and expiration of the options. The expected dividend yield of zero is based upon the previous dividend history of the Company. No post-vesting restrictions exist for these options.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Stock Option Plans (continued)

A summary of option activity under the Plans as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

					Weighted
		Shares		Weighted	Average
		Available		Average	Remaining	Aggregate
	Shares	For Future	Shares	Exercise	Contractual	Intrinsic
	In Plans	Grants	Outstanding	Price	Term	Value
At December 31, 2005	152,922	30,547	122,375	$10.43	7.7	$559,254
Exercised
Authorized
Forfeited
Granted
At March 31, 2006	152,922	30,547	122,375	$10.43	7.4	$620,441

Exercisable at March 31, 2006			122,375	$10.43	7.4	$620,441

No options were exercised for the three months ended March 31, 2005.

Had compensation costs for the Company’s stock option plan been determined using the fair value method, the Company’s pro forma net income would have been affected as presented below for the quarter ended March 31, 2005.

Three Months Ended
March 31, 2005
(Amounts in thousands,
except per share data)
Net income:
As reported	$312
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects	(13)
Pro forma	$299
Basic net income per share:
As reported	$.31
Pro forma	.30
Diluted net income per share:
As reported	$.30
Pro forma	.29

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) is a voluntary plan that enables full-time employees of the Bank to purchase shares of the Company’s common stock based on their continued service over a specified period of time. The Purchase Plan is administered by a committee of the Board of Directors, which has a broad discretionary authority to administer the Purchase Plan. The Company’s Board of Directors may amend or terminate the Purchase Plan any time. The Purchase Plan is intend to be qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.

Once a year, participants in the Purchase Plan purchase the Company’s common stock at the lesser of : (a) eighty-five percent (85%) of the fair market value of the common stock on the date of grant, or (b) eighty-five percent (85) of the fair market value of the common stock on the purchase date. Participants are permitted to purchase shares under the Purchase Plan up to a maximum purchase amount not to exceed $25,000 in fair market value.

The fair value of each option grant under the Purchase Plan was estimated on the date of grant using the same option valuation model used for options granted under the Plans and assumes that service period requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation is reversed. For options granted under the Purchase Plan during the quarter ended March 31, 2006 we have used the following assumptions in our determination of fair value: expected-volatility of 5.21%; expected dividends of zero, and risk free interest rate of 4.38%. The expected term for options granted under the Purchase Plan is 1 year at the grant date and .75 years at March 31, 2006.

There were not outstanding options under the Purchase Plan as of December 31, 2005. On January 1, 2006, the Company granted 8,000 options which are scheduled to vest on December 31, 2006. The aggregate intrinsic value of these options totaled approximately $18,000 as of the grant date and $22,000 as of March 31, 2006, respectively.

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $2.87. No options were exercised under the Purchase Plan during the quarters ended March 31, 2006 and March 31, 2005. As of March 31, 2006, there was approximately $23,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Purchase Plan; that cost is expected to be recognized over the remaining quarters of 2006.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE C - LOANS

Following is a summary of activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$1,775	$1,216
Provision for loan losses	395	113
Loans charged-off	(523)	(10)
Recoveries	27	5
Allowance for loan losses at end of period	$1,674	$1,324
Allowance for loan losses as a percent of loans
at period end	1.47%	1.44%

At March 31, 2006, the Company had loan commitments outstanding of $325,000, pre-approved but unused lines of credit totaling $33.5 million and commercial and standby letters of credit of $20,700. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Postage, printing and office supplies	$28	$14
Advertising and promotion	25	15
Professional services	36	42
Other	84	66
Total	$173	$137

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Net income	$235	$312
Other comprehensive income:
Net decrease in the
fair value of investment securities
available for sale, net of tax	(25)	(90)
Total comprehensive income	$210	$222

NOTE F - PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method.

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended March 31,
	2006	2005

Weighted average outstanding
shares used for basic EPS	1,014,228	1,007,348
Plus incremental shares from assumed exercise of:
Stock options	31,051	18,312
Employee stock purchase plan options	240	--
Weighted average outstanding
shares used for diluted EPS	1,045,519	1,025,660

No adjustments were required to be made to net income in the computation of diluted earnings per share.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE F - PER SHARE RESULTS (CONTINUED)

Stock Dividend

The Board of Directors of the Company approved a 21-for-20 stock split to be effected in the form of a 5% stock dividend payable on August 26, 2005 to shareholders of record on June 28, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of this stock dividend.

NOTE G - RECLASSIFICATIONS

Certain amounts presented on the accompanying consolidated financial statements as of March 31, 2005 have been reclassified to conform to the presentation as of March 31, 2006. The reclassifications had no effect on the net income or total stockholder’s equity as previously reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of CB Financial Corporation and its wholly owned bank subsidiary, Cornerstone Bank (the “Company”). This quarterly report on Form 10-QSB to shareholders may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

FINANCIAL CONDITION AT
March 31, 2006 and December 31, 2005

During the first three months of 2006, the Company’s total assets decreased to $151.6 million, a decrease of $1.1 million or .73% from total assets at December 31, 2005 of $152.7 million. This decrease in assets was mainly attributable to a slight decrease in loans during the first three months to $113.7 million, down from $114.5 million at December 31, 2005. Although there does not appear to be much of change in the net balance sheet structure during the first 3 months of 2006, in reality there were significant changes. In 2005, the Bank entered into an agreement to be the subscription escrow agent for a de novo bank. As a result, the Bank, until the funds were disbursed on March 13, 2006, had received and held “temporary” deposits totaling approximately $11.5 million. The Bank also funded $4.1 million in loans that were repurchased by the de novo upon its opening. The escrow and loan funding arrangements temporarily impacted the balance structure in liquid investments, deposits, and loans during the quarter.

Liquid investments, consisting of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities available for sale and held to maturity totaled $33.6 million, or 22.1% of total assets and 26.0% of total deposits, at March 31, 2006, representing a decrease of $0.9 million from $34.5 million at December 31, 2005. Total stockholders’ equity increased from $10.4 million at December 31, 2005 to $10.7 million at March 31, 2006 as a result of retention of net income of $235,000 during the three month period. At March 31, 2006, both the Bank and Company’s capital exceeded the levels that are deemed to be “well-capitalized” under applicable regulatory capital requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
March 31, 2006 and 2005

Overview. The Company earned net income of $235,000 or $.22 per diluted share, for the quarter ended March 31, 2006, as compared to net income of $312,000 or $.30 per diluted share, for the first quarter of 2005. This decrease of $77,000 or $0.08 per diluted share in net operating results was principally attributable to the increase in provision for loan losses. Provision for loan losses increased from $113,000 in 2005 to $395,000 for the first quarter of 2006, while non-interest expense increased from $902,000 to $631,000 during the same time period. The variances are discussed in detail below.

Total Interest Income. Total interest income increased to $2.6 million for the quarter ended
March 31, 2006, a $1.0 million or 63.56% increase from the $1.6 million earned in first quarter of 2005. Total interest income benefited from the short-term growth in the level of average earning assets during the quarter associated with the previously mentioned de novo agreements and an improvement in the net interest margin. Average total interest-earning assets increased by 23.9 million, or 19.9% annualized, compared to the three months ended March 31, 2005, while the average balance of total interest-bearing liabilities increased by $26.4 million, or 28.8% annualized during the same period. Our portfolio is very asset sensitive and has benefited from 8 rate increases since March 31, 2005 totaling 2.00%. This rate sensitivity has contributed to the increase in the net interest spread. Additionally, the management of the rates applicable to interest-bearing liabilities has resulted in the increased amount of net interest income.

Provision for Loan Losses. The Bank recorded a $395,000 provision for loan losses, after $523,000 in charge-offs in the first quarter of 2006, compared to the $113,000 provision made in the same quarter of 2005 after charge-offs of $10,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first quarter of 2006 the provision for loan losses was made principally in response to risk changes in the portfolio and charge-offs. The allowance for loan losses was $1,674,000 representing 1.47% of loans outstanding, down from 1.55% of total loans outstanding at December 31, 2005. Nonperforming loans totaled $2,848,000 and $2,193,000 at March 31, 2006 and December 31, 2005, respectively. In October of 2005, federal bankruptcy laws were changed and many bankruptcies occurred in advance of the change. In Wilson County over one thousand cases were filed, 11 of which were Cornerstone customers. The increase in the Bank’s nonperforming loans was mainly attributable to these 11 bankruptcies. Most of these had not been past due prior to the filing.

Non-Interest Income. Non-interest income increased $19,000 to $234,000 for the quarter ended March 31, 2006, as compared with $215,000 for the three months ended March 31, 2005. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $128,000 for first quarter of 2006 as compared with $117,000 for the first quarter of 2005, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $67,000 in first quarter of 2006, an increase of $17,000 from the $50,000 earned during the first quarter of 2005.

Non-Interest Expenses. Non-interest expenses totaled $902,000 for the three months ended March 31, 2006, an increase from total non-interest expenses of $631,000 for the three months ended March 31, 2005. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, occupancy expense related to a new branch opened in November 2005 and the increase in the information systems expense related to the increase in customer transactions. The Company’s plan for 2006 calls for continued asset growth, and management expects that growth in revenues will continue to exceed increases in non-interest costs and expenses.

Income Taxes. The Bank provided $115,000 for income taxes during the three months ended
March 31, 2006. The Bank had $201,000 in income tax expense for the three months ended March 31, 2005. The decrease in the effective tax rate from 39.2% to 32.9% is attributable to the continued investment in non-taxable assets, such as municipal securities.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposit with other banks, federal funds sold and investment securities classified as available for sale) comprised 18.2% of our total assets at March 31, 2006. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $15.3 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) we may obtain longer-term advances up to 10% of our assets. As of March 31, 2006, we had $6.3 million in advances outstanding with the FHLB of Atlanta.
Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Bank had an equity to assets ratio of 10.0% on March 31, 2006, and at that date exceeded the regulatory capital levels above which an institution is considered to be “well capitalized.” Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

There have been no changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

- -

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

Exhibit 4(iv)	Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4(ii) above), incorporated herein by reference to Exhibit 4(iii) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(v)	Form of Capital Security Certificate (included as an exhibit to Exhibit 4(iii) above), incorporated herein by reference to Exhibit 4(iv) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 4(vi)	Guarantee Agreement dated July 12, 2005 between the Company and U.S. Bank National Association, incorporated herein by reference to Exhibit 4(v) to the Form 8-K filed with the SEC on July 15, 2005
Exhibit 10(i)	Employment Agreement with Norman B. Osborn, incorporated herein by reference to Exhibit 10(i) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(ii)	Employment Agreement with Robert W. Kernodle, incorporated herein by reference to Exhibit 10(ii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001

Exhibit Name	Description
Exhibit 10(iii)	Employment Agreement with G. Brooks Batchelor, incorporated herein by reference to Exhibit 10(iii) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(iv)	Employment Agreement with Robert H. Ladd III, incorporated herein by reference to Exhibit 10(iv) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(v)	Director Stock Option Plan, incorporated herein by reference to Exhibit 10(v) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vi)	Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(vi) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001
Exhibit 10(vii)	Cornerstone Bank 2005 Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10(vii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005
Exhibit 10(viii)	Cornerstone Bank 2005 Management Team Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005
Exhibit 10(ix)	Cornerstone Bank 2005 Chief Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10(ix) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005
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

CB FINANCIAL CORPORATION

Date: May 22, 2006	By:	/s/ Norman B. Osborn
Norman B. Osborn
President and Chief Executive Officer

Date: May 22, 2006	By:	/s/ Dora Kicklighter
Dora Kicklighter
Principal Accounting Officer