Form 10QSB
period 2006-06-30
CB Financial CORP
filed 2006-08-15
CIK 1329385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2006
                                      -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  __________  to ___________

                               -------------------

                        Commission file number: 000-51351

                            CB FINANCIAL CORPORATION

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                               -------------------

               NORTH CAROLINA                               20-2928613
               --------------                               ----------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
              or Organization)                           Identification No.)

                             3710 NASH STREET NORTH
                        POST OFFICE BOX 8189 (ZIP 27893)
                        WILSON, NORTH CAROLINA 27896-1120
                        ---------------------------------
                    (Address of principal executive offices)

                                 (252) 243-5588
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 4, 2006, there were 1,014,228 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

ITEM 1 -      FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Financial Condition
                  June 30, 2006 and December 31, 2005 .........................3

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2006 and 2005.....4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2006 and 2005......................5

                  Notes to Consolidated Financial Statements...................6

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS.............................13

ITEM 3 -      CONTROLS AND PROCEDURES.........................................17

PART II.      OTHER INFORMATION

ITEM 1 -      LEGAL PROCEEDINGS...............................................18

ITEM 4-       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18

ITEM 6 -      EXHIBITS........................................................18

SIGNATURES....................................................................21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
================================================================================

                                                              June 30, 2006           December 31,
                                                               (Unaudited)               2005*
                                                                ---------              ---------
                                                                    (Amounts in thousands,
                                                                      except share data)
ASSETS
Cash and due from banks                                         $   4,100              $   4,903
Interest-earning deposits in banks                                  5,504                  4,607
Federal funds sold                                                  4,247                     --
CD's with other banks                                                 964                  5,453
Investment securities available for sale, at fair value            22,660                 13,441
Investment securities held to maturity, at amortized cost              --                  6,083
Loans                                                             115,756                114,468
Allowance for loan losses                                          (1,587)                (1,775)
                                                                ---------              ---------
         NET LOANS                                                114,169                112,693

Accrued interest receivable                                           756                    628
Stock in Federal Home Loan Bank of Atlanta, at cost                   594                    529
Premises and equipment                                              2,336                  1,757
Bank-owned life insurance                                           1,364                  1,338
Real estate owned                                                      75                    117
Other assets                                                        1,827                  1,222
                                                                ---------              ---------
         TOTAL ASSETS                                           $ 158,596              $ 152,771
                                                                =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Demand                                                       $  10,509              $  11,638
   Savings                                                          1,132                  1,129
   Money market and NOW                                            34,006                 35,107
   Time                                                            90,368                 81,195
                                                                ---------              ---------
         TOTAL DEPOSITS                                           136,015                129,069

Short term borrowings                                                  --                  1,055
Long term borrowings                                               11,405                 11,488
Accrued interest payable                                              261                    238
Accrued expenses and other liabilities                                185                    479
                                                                ---------              ---------
         TOTAL LIABILITIES                                        147,866                142,329
                                                                ---------              ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, 20,000,000 shares authorized, none issued          --                     --
   Common stock, no par value, 80,000,000 shares authorized;
     1,014,228 shares issued and outstanding                        9,640                  9,640
   Retained earnings                                                1,418                    960
   Accumulated other comprehensive loss                              (328)                  (158)
                                                                ---------              ---------
         TOTAL STOCKHOLDERS' EQUITY                                10,730                 10,442
                                                                ---------              ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 158,596              $ 152,771
                                                                =========              =========

*Derived from audited financial statements.

See accompanying notes

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                              -----------------------------         -----------------------------
                                                 2006               2005              2006                2005
                                              ----------         ----------         ----------         ----------
                                                          (In thousands, except share and per share data)
INTEREST INCOME
   Loans                                      $    2,376         $    1,470         $    4,607         $    2,856
   Investments                                       224                136                424                254
   Federal funds sold                                 70                 42                122                 79
   Interest-earning bank deposits                     50                 24                103                 44
   Other interest and dividends                       37                 34                105                 65
                                              ----------         ----------         ----------         ----------
     TOTAL INTEREST INCOME                         2,757              1,706              5,361              3,298
                                              ----------         ----------         ----------         ----------

INTEREST EXPENSE
   Money market, NOW and savings deposits            211                206                492                399
   Time deposits                                     949                383              1,719                728
   Borrowings                                        152                 14                292                 28
                                              ----------         ----------         ----------         ----------
     TOTAL INTEREST EXPENSE                        1,312                603              2,503              1,155
                                              ----------         ----------         ----------         ----------
     NET INTEREST INCOME                           1,445              1,103              2,858              2,143

PROVISION FOR LOAN LOSSES                            332                 85                727                198
                                              ----------         ----------         ----------         ----------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                   1,113              1,018              2,131              1,945
                                              ----------         ----------         ----------         ----------

NON-INTEREST INCOME
   Service charges on deposit accounts               139                104                267                223
   Mortgage operations                                96                 36                163                 86
   Other income                                       18                 72                 57                120
                                              ----------         ----------         ----------         ----------
     TOTAL NON-INTEREST INCOME                       253                212                487                429
                                              ----------         ----------         ----------         ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                    549                393              1,088                768
   Occupancy and equipment                           112                 43                189                 85
   Data processing expenses                          145                 87                258                164
   Other (Note D)                                    245                196                418                333
                                              ----------         ----------         ----------         ----------
     TOTAL NON-INTEREST EXPENSE                    1,051                719              1,953              1,350
                                              ----------         ----------         ----------         ----------
     INCOME BEFORE INCOME TAXES                      315                511                665              1,024

INCOME TAXES                                          92                176                207                377
                                              ----------         ----------         ----------         ----------
     NET INCOME                               $      223         $      335         $      458         $      647
                                              ==========         ==========         ==========         ==========
NET INCOME PER COMMON SHARE
   Basic                                      $      .22         $      .33         $      .45         $      .64
   Diluted                                           .21                .32                .44                .64

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                       1,014,228          1,007,714          1,014,228          1,007,714
   Diluted                                     1,049,108          1,031,801          1,046,817          1,030,099

See accompanying notes.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                               Six months ended
                                                                                  June 30,
                                                                         --------------------------
                                                                           2006              2005
                                                                         --------          --------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $    458          $    647
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                           88                79
       Provision for loan losses                                              727               198
       Provision for  losses on real estate owned                              10                --
       Gain on sale of real estate owned                                       --               (30)
       Loss from sale of REO                                                   32                69
       Earnings on life insurance                                             (26)              (26)
       Deferred income tax benefit                                           (188)               --
       Change in assets and liabilities:
         Increase in accrued interest receivable                             (128)              (20)
         Increase in other assets                                            (311)              (19)
         Increase in accrued interest payable                                  23                12
         Increase (decrease) in accrued expenses and other liabilities       (294)              201
                                                                         --------          --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                          391             1,111
                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net maturities of CD's with other banks                                   4,489             1,070
  Purchase of available-for-sale securities                                (5,139)           (3,022)
  Maturities, sales and calls of available for sale investments             1,709             1,437
  Purchase of held to maturity securities                                      --            (1,224)
  Net increase in loans                                                    (2,203)           (3,006)
  Purchase of FHLB stock                                                      (65)             (168)
  Purchases of premises and equipment                                        (649)              (26)
                                                                         --------          --------
           NET CASH USED BY INVESTING ACTIVITIES                           (1,858)           (4,939)
                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Federal Home Loan Bank advances                                 (83)             (167)
  Net decrease in short term borrowings                                    (1,055)               --
  Increase in deposits                                                      6,946             7,136
                                                                         --------          --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        5,808             6,969
                                                                         --------          --------
           NET INCREASE IN CASH AND CASH EQUIVALENTS                        4,341             3,141
CASH AND CASH EQUIVALENTS, BEGINNING                                        9,510            10,794
                                                                         --------          --------
CASH AND CASH EQUIVALENTS, ENDING                                        $ 13,851          $ 13,935
                                                                         ========          ========
Supplemental disclosure of cash flow information
  Interest Paid                                                          $  2,480          $  1,143
                                                                         --------          --------
  Taxes Paid                                                             $    779          $    244
                                                                         --------          --------

See accompanying notes.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the "Company") and its wholly-owned subsidiary, Cornerstone Bank. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

In June 2005, the shareholders of Cornerstone Bank (the "Bank") approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly-owned banking subsidiary of CB Financial Corporation, a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization (the "Reorganization"), one share of CB Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of Cornerstone Bank's $5.00 par value common stock. The Company currently has no operations and conducts no business on its own other than its ownership of the Bank and the common shares of Financial Capital Trust I, a Connecticut statutory trust to facilitate the issuance of $5 million of trust preferred securities.

The organization and business of Cornerstone Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the FASB in December 2004. SFAS No. 123R revised SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

STOCK OPTION PLANS

The Company has an Employee Stock Option Plan (the "Employee Plan") and a Director Stock Option Plan (the "Director Plan") in effect at June 30, 2006. All options outstanding under both plans as of December 31, 2005 were fully vested and no new options were issued during the six-month period ending June 30, 2006. Therefore, no option related compensation cost has been charged against income for the six months ended June 30, 2006.

In 2003, the Company implemented the Employee Plan and the Director Plan (together, the "Plans") that were approved by shareholders in 2002. Each plan makes available options to purchase 76,461 shares of the Company's common stock for an aggregate number of common shares reserved for options equal to 152,922. No options were granted prior to 2003. On August 31, 2003, options to purchase 125,682 shares of common stock were granted. All options granted originally were scheduled to vest over five years, with 20% vesting on the first anniversary of the grant date, and 20% vesting annually thereafter. During 2005, an amendment was made to the grants providing for accelerated vesting of all options, resulting in all options being immediately vested. All unexercised options expire ten years after the date of grant. Options granted under the Plans can have a term of up to ten years from the date of grant, provided however, that in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an Incentive Stock Option (ISO) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under the Employee Plan must be granted at a price that shall be the average of the highest and lowest selling price on such exchange date or, if no sales on such date, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company's outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the market value of the optioned shares at the time the ISO is granted. The weighted average exercise price of all options granted under the Plans is $10.43.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the six months ended June 30, 2006 and June 30, 2005. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is an estimate based upon approximate volatility of community bank stocks. The expected term of the options is an estimate based on the period between the initial full vesting term and expiration of the options. The expected dividend yield of zero is based upon the previous dividend history of the Company. No post-vesting restrictions exist for these options.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

STOCK OPTION PLANS (CONTINUED)

A summary of option activity under the Plans as of June 30, 2006 and changes during the six month period ended June 30, 2006 is presented below:

                                                                                     Weighted
                                         Shares                           Weighted    Average
                                        Available                         Average    Remaining   Aggregate
                        Shares         For Future         Shares          Exercise  Contractual  Intrinsic
                       In Plans          Grants        Outstanding         Price       Term        Value
                       --------         --------         --------         ------      ------      --------
At December 31, 2005    152,922           30,547          122,375         $10.43         7.7      $559,254
Exercised                    --               --               --             --          --            --
Authorized                   --               --               --             --          --            --
Forfeited                    --               --               --             --          --            --
Granted                      --               --               --             --          --            --
                       --------         --------         --------         ------      ------      --------
At June 30, 2006        152,922           30,547          122,375         $10.43         7.2      $804,002
                       ========         ========         ========         ======      ======      ========

Exercisable at June 30, 2006                              122,375         $10.43         7.2      $804,002
                                                         ========         ======      ======      ========

No options were exercised for the six months ended June 30, 2006.

Had compensation costs for the Company's stock option plan been determined using the fair value method, the Company's pro forma net income would have been affected as presented below for the quarter and six months ended June 30, 2005.

                                             Three Months  Six Months
                                                Ended        Ended
                                               June 30,     June 30,
                                                 2005        2005
                                               --------    --------
                                               (Amounts in thousands,
                                               except per share data)
Net income:
As reported                                    $    335         647
   Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all awards,
     net of related tax effects                     (13)        (26)
                                               --------    --------
   Pro forma                                   $    322    $    621
                                               ========    ========
Basic net income per share:
   As reported                                 $    .33    $    .64
   Pro forma                                        .32         .62

Diluted net income per share:
   As reported                                 $    .33    $    .63
   Pro forma                                        .31         .61

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the "Purchase Plan") is a voluntary plan that enables full-time employees of the Bank to purchase shares of the Company's common stock based on their continued service over a specified period of time. The Purchase Plan is administered by a committee of the Board of Directors, which has a broad discretionary authority to administer the Purchase Plan. The Company's Board of Directors may amend or terminate the Purchase Plan any time. The Purchase Plan is intend to be qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.

Once a year, participants in the Purchase Plan purchase the Company's common stock at the lesser of : (a) eighty-five percent (85%) of the fair market value of the common stock on the date of grant, or (b) eighty-five percent (85) of the fair market value of the common stock on the purchase date. Participants are permitted to purchase shares under the Purchase Plan up to a maximum purchase amount not to exceed $25,000 in fair market value.

The fair value of each option grant under the Purchase Plan was estimated on the date of grant using the same option valuation model used for options granted under the Plans and assumes that service period requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation is reversed. There were no options granted under the Purchase Plan during the three months ended June 30, 2006. For options granted under the Purchase Plan during the six months ended June 30, 2006, we have used the following assumptions in our determination of fair value: expected-volatility of 5.21%; expected dividends of zero, and risk free interest rate of 4.38%. The expected term for options granted under the Purchase Plan is 1 year at the grant date, .50 years at June 30, 2006.

There were no outstanding options under the Purchase Plan as of December 31, 2005. On January 1, 2006, the Company granted 8,000 options which are scheduled to vest on December 31, 2006. The aggregate intrinsic value of these options totaled approximately $18,000 as of the grant date and $34,000 as of June 30, 2006, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $2.87. No options were exercised under the Purchase Plan during the six months ended June 30, 2006 and June 30, 2005. As of June 30, 2006, there was approximately $23,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Purchase Plan; that cost is expected to be recognized over the remaining quarters of 2006.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE C - LOANS

Following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                        Six Months Ended
                                                            June 30,
                                                        2006        2005
                                                      -------     -------
                                                     (Dollars in thousands)

Allowance for loan losses at beginning of period      $ 1,775     $ 1,216
Provision for loan losses                                 727         198
Loans charged-off                                      (1,046)        (11)
Recoveries                                                131           7
                                                      -------     -------
Allowance for loan losses at end of period            $ 1,587     $ 1,410
                                                      =======     =======
Allowance for loan losses as a percent of loans
     at period end                                       1.37%       1.53%

At June 30, 2006, the Company had loan commitments outstanding of $325,000, pre-approved but unused lines of credit totaling $34.7 million and commercial and standby letters of credit of $38,500. In management's opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

                                       Three Months Ended     Six Months Ended
                                           June 30,                June 30,
                                      ----------------        ----------------
                                      2006        2005        2006        2005
                                      ----        ----        ----        ----
                                                (Dollars in thousands)
Postage, printing and office supplies $ 18        $ 33        $ 46        $ 47
Advertising and promotion               40          25          65          40
Professional services                   71          47         107          89
Other                                  116          91         200         157
                                      ----        ----        ----        ----
Total                                 $245        $196        $418        $333
                                      ====        ====        ====        ====

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2006               2005              2006              2005
                                               -------------     -------------     -------------      -------------
                                                                     (Dollars in thousands)
Net income                                     $         223     $         335     $         458     $          647
Other comprehensive income (loss):
   Net increase (decrease) in the
     fair value of investment securities
     available for sale, net of tax                     (145)               30              (170)               (60)
                                               -------------     -------------     -------------     --------------
         Total comprehensive income            $          78     $         365     $         288     $          587
                                               =============     =============     =============     ==============

NOTE F - PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate to outstanding stock options, including those outstanding under the Employee Stock Option Plan, the Director Stock Option Plan; and the Employee Stock Purchase Plan, and are determined using the treasury stock method.

The basic and diluted weighted average shares outstanding are as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2006               2005              2006              2005
                                               -------------     -------------     -------------     --------------
Weighted average outstanding
  shares used for basic EPS                        1,014,228         1,007,714         1,014,228          1,007,714

Plus incremental shares from assumed exercise of:
   Stock options                                      34,761            24,087            32,841             22,385
   Employee stock purchase plan options                  350                --               108                 --
                                               -------------     -------------     -------------     --------------
Weighted average outstanding
  shares used for diluted EPS                      1,049,108         1,031,801         1,046,817          1,030,099
                                               =============     =============     =============     ==============

No adjustments were required to be made to net income in the computation of diluted earnings per share.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE F - PER SHARE RESULTS (CONTINUED)

Stock Dividend

The Board of Directors of the Company approved a 21-for-20 stock split to be effected in the form of a 5% stock dividend payable on August 31, 2006 to shareholders of record on July 21, 2006. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of this stock dividend.

NOTE G - RECLASSIFICATIONS

Certain amounts presented on the accompanying consolidated financial statements as of June 30, 2005 have been reclassified to conform to the presentation as of June 30, 2006. The reclassifications had no effect on the net income or total stockholders' equity as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of CB Financial Corporation and its wholly owned bank subsidiary, Cornerstone Bank (the "Company"). This quarterly report on Form 10-QSB to shareholders may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

                             FINANCIAL CONDITION AT
                       JUNE 30, 2006 AND DECEMBER 31, 2005

During the first six months of 2006, the Company's total assets increased to $158.6 million, an increase of $5.9 million or 3.9% from total assets at December 31, 2005 of $152.7 million. This increase in assets was mainly attributable to increases in liquid investments and loans. The growth in total assets was funded principally by inflows of customer deposits, which increased by $6.9 million or 5.3% to $136.0 million, up from $129.1million at December 31, 2005. Liquid investments, consisting of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities totaled $37.4 million, or 23.6% of total assets and 27.5% of total deposits at June 30, 2006, representing an increase of $2.9 million from $34.5 million at December 31, 2005. Loans increased to $115.7 million, up from $114.5 million at December 31, 2005. Total stockholders' equity increased from $10.4 million at December 31, 2005 to $10.7 million at June 30, 2006 as a result of retention of net income of $458,000 during the six month period. At June 30, 2006, both the Bank and Company's capital exceeded the levels that are deemed to be "well-capitalized" under applicable regulatory capital requirements.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             JUNE 30, 2006 AND 2005

Overview. The Company earned net income of $223,000, or $.21 per diluted share, for the quarter ended June, 2006, as compared to net income of $335,000, or $.33 per diluted share, for the second quarter of 2005. This decrease of $112,000, or $0.12 per diluted share in net operating results, was attributable to increases in the provision for loan losses and in non-interest expenses. The provision for loan losses increased from $85,000 in 2005 to $332,000 for the second quarter of 2006, while non-interest expense increased from $719,000 to $1,051,000 during the same time period. The variances are discussed in detail below.

Total Interest Income. Total interest income increased to $2.8 million for the quarter ended June 30, 2006, a $1.1 million or 64.7% increase from the $1.7 million earned in second quarter of 2005. Total interest income benefited from the growth in the level of average earning assets from year to year and an increase in interest rates. Average total interest-earning assets increased by $23.9 million, or 19.9% annualized, compared to the three months ended June 30, 2005, while the average balance of total interest-bearing liabilities increased by $26.4 million, or 28.8% annualized during the same period. Our balance sheet is asset sensitive and has benefited from 8 prime rate increases since June 30, 2005 totaling 2.00%. This rate sensitivity has contributed to the increase in the net interest spread. Additionally, the management of the rates applicable to interest-bearing liabilities has resulted in the increased amount of net interest income.

Provision for Loan Losses. The Bank recorded a $332,000 provision for loan losses, after $523,000 in charge-offs in the second quarter of 2006, compared to the $85,000 provision made in the same quarter of 2005 after charge-offs of $11,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank's regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the second quarter of 2006 the provision for loan losses was made principally in response to risk changes in the portfolio and charge-offs. The allowance for loan losses was $1,587,000, representing 1.37% of loans outstanding, down from 1.53% of total loans outstanding at June 30, 2005. Nonperforming loans totaled $1,492,000 and $598,000 at June 30, 2006 and June 30, 2005, respectively. In
October of 2005, federal bankruptcy laws were changed and many bankruptcies occurred in advance of the change. In Wilson County, over one thousand cases were filed, 11 of which were Cornerstone customers. The increase in the Bank's nonperforming loans was mainly attributable to these 11 bankruptcies. Most of these had not been past due prior to the filing.

Non-Interest Income. Non-interest income increased $41,000 to $253,000 for the quarter ended June 30, 2006, as compared with $212,000 for the three months ended June 30, 2005. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $139,000 for second quarter of 2006 as compared with $104,000 for the second quarter of 2005, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $96,000 in the second quarter of 2006, an increase of $60,000 from the $36,000 earned during the second quarter of 2005.

Non-Interest Expenses. Non-interest expenses totaled $1,051,000 for the three months ended June 30, 2006, an increase or $332,000, or 46.2%, from total non-interest expenses of $719,000 for the three months ended June 30, 2005. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, occupancy expense related to a new branch opened in November 2005 and the increase in the information systems expense related to the increase in customer transactions.

Income Taxes. The Bank provided $92,000 for income taxes during the three months ended June 30, 2006. The Bank had $176,000 in income tax expense for the three months ended June 30, 2005. The decrease in the effective tax rate from 34.4% to 29.2% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities.

                 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                             JUNE 30, 2006 AND 2005

Overview. The Bank earned net income of $458,000 or $.44 per diluted share, for the six months ended June 30, 2006, as compared net income of $647,000 or $.63 per diluted share, for the six months ended June 30, 2005. This decrease of $189,000 or $.19 per diluted share in net operating results was principally attributable to the increase in provision for loan losses and in non-interest expenses. The provision for loan losses increased from $198,000 in 2005 to $727,000 for the first six months of 2006, while non-interest expense increased from $1,350,000 to $1,953,000 during the same time period. The variances are discussed in detail below.

Net Interest Income. Net interest income increased to $2,858,000 for the six months ended June 30, 2006, a $715,000 or 33.3% increase from the $2,143,000 earned in first six months of 2005. Total interest income benefited from growth in the level of average earning assets and an increase in interest rates. Average total interest-earning assets increased by $31.8 million, or 26.7% annualized, during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, while the average balance of total interest-bearing liabilities increased by $38.7 million, or 41.8% annualized, during the same period. Our balance sheet is asset sensitive and has benefited from 8 prime rate increases since June 30, 2005 totaling 2.00%. This rate sensitivity has contributed to the increase in the net interest spread. Additionally, the management of the rates applicable to interest-bearing liabilities has resulted in the increased amount of net interest income.

Provision for Loan Losses. The Bank recorded a $727,000 provision for loan losses in the first six months of 2006 after charge-offs of $1,045,000, compared to the $198,000 provision made in the same period of 2005 after charge-offs of $11,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank's regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first six months of 2006 the provision for loan losses was made principally in response to 11 bankruptcy filings made at the end of October 2005. In October of 2005, federal bankruptcy laws were changed and many bankruptcies occurred in advance of the change. In Wilson County, over one thousand cases were filed, 11 of which were Cornerstone customers. Additionally, some of the provision was in response to growth in loans, as total loans outstanding increased by $1.2 million and in response to risk changes in the portfolio and charge-offs. During the first six months of 2006, the provision was also made principally in response to growth in loans. The allowance for loan losses was $1,587,000 at June 30, 2006, representing 1.37% of loans outstanding, down from $1,775,000, or 1.53% of total loans outstanding, at June 30, 2005. Nonperforming loans totaled $1,492,000 and $589,000 at June 30, 2006 and June 30, 2005, respectively.

Non-Interest Income. Non-interest income increased $58,000 to $487,000 for the six months ended June 30, 2006, as compared with $429,000 for the six months ended June 30, 2005. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $267,000 for the first six months of 2006 as compared with $223,000 for the first six months of 2005, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $163,000 in the first six months of 2006, an increase of $77,000 from the $86,000 earned during the first six months of 2005.

Non-Interest Expenses. Non-interest expenses totaled $1,953,000 for the six months ended June 30, 2006, an increase of $603,000, or 44.7%, from total non-interest expenses of $1,350,000 for the six months ended June 30, 2005. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, occupancy expense related to a new branch opened in November 2005 and the increase in the information systems expense related to the increase in customer transactions.

Income Taxes. The Bank provided $207,000 for income taxes during the six months ended June 30, 2006. The Bank had $377,000 in income tax expense for the six months ended June 30, 2005. The decrease in the effective tax rate from 36.8% to 31.1% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposit with other banks, federal funds sold and investment securities classified as available for sale) comprised 21.0% of our total assets at June 30, 2006. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $15.3 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta ("FHLB of Atlanta") we may obtain longer-term advances up to 10% of our assets. As of June 30, 2006, we had $6.3 million in advances outstanding with the FHLB of Atlanta. Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

                                     CAPITAL

A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders' equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. As of June 30, 2006, the Bank's regulatory capital ratios exceeded the levels above which an institution is considered to be "well capitalized" and were as follows:

        o   Tier 1 Capital as a Percentage of Risk-Adjusted Assets       13.45%
        o   Total Capital as a Percentage of Risk-Adjusted Assets        14.70%
        o   Tier 1 Leverage Ratio                                        10.25%

Management expects that the Bank will remain "well-capitalized" for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

                           FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like "expect," "anticipate," "estimate" and "believe," variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank's markets, (2) changes in the interest rate environment,
(3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards,
(5)  significant   changes  in  the  federal  and  state  legal  and  regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company's other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

ITEM 3.    CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company's financial reporting process.

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer of the Company (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this Report that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Principal Accounting Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

The Company made certain enhancements to internal controls, primarily in information technology and lending operations, during the period covered by this Report as a result of comments received from a regulatory exam.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Company's Stockholders was held on May 25, 2006. Of 1,014,228 shares entitled to vote at the meeting, 605,465 shares were represented in person or by proxy. The following matters were voted on at the meeting:

PROPOSAL 1:      To elect  three  members  of the  Board of  Directors  for a three-year term until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

Name                                                     For        Withheld
-----------------                                      -------       -----
Thomas E. Brown III                                    601,094       4,371
Judy A. Muirhead                                       601,094       4,371
David W Woodard                                        600,863       4,602

          The following directors continue in office after the meeting:

John C. Anthony        Gregory A. Turnage              S. Christopher Williford
Norman B. Osborn       Robert E. Kirkland III          W. Coalter Paxton III

PROPOSAL 2: To ratify the appointment of Dixon Hughes PLLC as the Bank's independent auditor for the year ending December 31, 2006.

          For                           Against                    Withheld
          ---                           -------                    --------
        604,645                          96,754                       0

ITEM 6.    EXHIBITS

Exhibit Name                              Description
------------                              -----------

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

Exhibit Name                              Description
------------                              -----------

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

Exhibit Name                              Description
------------                              -----------

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

Exhibit 32 Certification of Periodic Financial Report Pursuant to 18 U.S.C. ss. 1350

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CB FINANCIAL CORPORATION

Date: August 14, 2006           By: /s/   Norman B. Osborn
                                    --------------------------------------------
                                    Norman B. Osborn
                                    President and Chief Executive Officer

Date: August 14, 2006           By: /s/   Dora Kicklighter
                                    --------------------------------------------
                                    Dora Kicklighter
                                    Principal Accounting Officer