Form 10QSB
period 2006-09-30
CB Financial CORP
filed 2006-11-13
CIK 1329385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------
                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2006

                               ------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________

                               ------------------
                        Commission file number: 000-51351
                            CB FINANCIAL CORPORATION

        (Exact name of Small Business Issuer as Specified in its Charter)

                               ------------------

                  North Carolina                           20-2928613
   (State or Other Jurisdiction of Incorporation        (I.R.S. Employer
                 or Organization)                      Identification No.)

                             3710 Nash Street North
                        Post Office Box 8189 (Zip 27893)
                        Wilson, North Carolina 27896-1120
                    (Address of principal executive offices)

                                 (252) 243-5588
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 10, 2006, there were 1,064,253 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            September 30, 2006 and December 31, 2005 ..........................3

            Consolidated Statements of Operations
            Three Months and Nine Months Ended September 30, 2006 and 2005.....4

            Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2006 and 2005......................5

            Notes to Consolidated Financial Statements.........................6

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13

Item 3 -    Controls and Procedures...........................................17

Part II.    OTHER INFORMATION

Item 1 -    Legal Proceedings.................................................18

Item 6 -    Exhibits..........................................................18

Signatures....................................................................21

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
================================================================================

                                                                September 30, 2006   December 31,
                                                                    (Unaudited)         2005*
                                                                   -------------     -------------
                                                                      (Amounts in thousands,
                                                                        except share data)
ASSETS
Cash and due from banks                                            $       3,371     $       4,903
Interest-earning deposits in banks                                         4,552             4,607
Federal funds sold                                                         8,529                --
CD's with other banks                                                      1,140             5,453
Investment securities available for sale, at fair value                   27,698            13,441
Investment securities held to maturity, at amortized cost                     --             6,083
Loans                                                                    115,635           114,468
Allowance for loan losses                                                 (1,644)           (1,775)
                                                                   -------------     -------------
         NET LOANS                                                       113,991           112,693

Accrued interest receivable                                                  818               628
Stock in Federal Home Loan Bank of Atlanta, at cost                          594               529
Premises and equipment                                                     2,330             1,757
Bank-owned life insurance                                                  1,377             1,338
Real estate owned                                                            451               117
Other assets                                                               1,654             1,222
                                                                   -------------     -------------
         TOTAL ASSETS                                              $     166,505     $     152,771
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                          $      12,493     $      11,638
   Savings                                                                 1,048             1,129
   Money market and NOW                                                   34,536            35,107
   Time                                                                   95,123            81,195
                                                                   -------------     -------------
         TOTAL DEPOSITS                                                  143,200           129,069

Short term borrowings                                                         --             1,055
Long term borrowings                                                      11,405            11,488
Accrued interest payable                                                     263               238
Accrued expenses and other liabilities                                       416               479
                                                                   -------------     -------------
         TOTAL LIABILITIES                                               155,284           142,329
                                                                   -------------     -------------

Stockholders' equity:
   Preferred stock, 20,000,000 shares authorized, none issued                 --                --
   Common stock, no par value, 80,000,000 shares authorized;
     1,064,253 issued and outstanding at September 30, 2006
       and 1,014,228 issued and outstanding at December 31, 2005          10,508             9,640
   Retained earnings                                                         950               960
   Accumulated other comprehensive loss                                     (237)             (158)
                                                                   -------------     -------------
         TOTAL STOCKHOLDERS' EQUITY                                       11,221            10,442
                                                                   -------------     -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     166,505     $     152,771
                                                                   =============     =============

*Derived from audited financial statements.

See accompanying notes

                                       -4-
                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
================================================================================

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                              -----------------------   -----------------------
                                                 2006         2005         2006         2005
                                              ----------   ----------   ----------   ----------
                                               (In thousands, except share and per share data)
INTEREST INCOME
   Loans                                      $    2,468   $    1,752   $    7,075   $    4,608
   Investments                                       286          157          710          411
   Federal funds sold                                 77           30          200          109
   Interest-earning bank deposits                     11           41           97           85
   Other interest and dividends                       82           20          203           85
                                              ----------   ----------   ----------   ----------
     TOTAL INTEREST INCOME                         2,924        2,000        8,285        5,298
                                              ----------   ----------   ----------   ----------

INTEREST EXPENSE
   Money market, NOW and savings deposits            196          221          688          620
   Time deposits                                   1,119          509        2,838        1,237
   Borrowings                                        153           92          445          120
                                              ----------   ----------   ----------   ----------
     TOTAL INTEREST EXPENSE                        1,468          822        3,971        1,977
                                              ----------   ----------   ----------   ----------

     NET INTEREST INCOME                           1,456        1,178        4,314        3,321

PROVISION FOR LOAN LOSSES                             11          217          738          415
                                              ----------   ----------   ----------   ----------

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                   1,445          961        3,576        2,906
                                              ----------   ----------   ----------   ----------

NON-INTEREST INCOME
   Service charges on deposit accounts               117          115          384          338
   Mortgage operations                                74           42          237          128
   Other income                                       32           46           89          166
                                              ----------   ----------   ----------   ----------
     TOTAL NON-INTEREST INCOME                       223          203          710          632
                                              ----------   ----------   ----------   ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                    635          441        1,722        1,209
   Occupancy and equipment                            85           52          274          137
   Data processing expenses                          132          105          390          269
   Other (Note D)                                    219          174          638          507
                                              ----------   ----------   ----------   ----------
     TOTAL NON-INTEREST EXPENSE                    1,071          772        3,024        2,122
                                              ----------   ----------   ----------   ----------

                 INCOME BEFORE INCOME TAXES          597          392        1,262        1,416

INCOME TAXES                                         202          136          409          513
                                              ----------   ----------   ----------   ----------
     NET INCOME                               $      395   $      256   $      853   $      903
                                              ==========   ==========   ==========   ==========

Net Income Per Common Share
   Basic                                      $      .37   $      .24   $      .80   $      .85
   Diluted                                           .36          .24          .77          .84

Weighted Average Shares Outstanding
   Basic                                       1,064,253    1,057,029    1,064,253    1,057,029
   Diluted                                     1,106,008    1,085,159    1,102,347    1,080,243

See accompanying notes.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
================================================================================

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    --------------------
                                                                                      2006        2005
                                                                                    --------    --------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $    853    $    903
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                     122         125
    Compensation expense as result of vesting acceleration of stock purchase plan         17          --
       Provision for loan losses                                                         738         415
       Provision for  losses on real estate owned                                         10          --
       Gain on sale of real estate owned                                                  --         (30)
       Loss from sale of real estate owned                                                49          --
       Earnings on life insurance                                                        (39)        (39)
       Change in assets and liabilities:
         Increase in accrued interest receivable                                        (190)       (153)
         Increase in other assets                                                       (383)        (33)
         Increase in accrued interest payable                                             25          72
         Increase (decrease) in accrued expenses and other liabilities                   (63)        314
                                                                                    --------    --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,139       1,574
                                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net maturities of CD's with other banks                                              4,313       2,937
  Purchase of available-for-sale securities                                          (11,442)     (6,050)
  Investment in CB Capital Trust                                                          --        (155)
  Maturities, sales and calls of available for sale investments                        3,123       2,280
  Purchase of held to maturity securities                                                 --      (4,210)
  Net increase in loans                                                               (2,711)    (17,557)
  Purchase of FHLB stock                                                                 (65)       (517)
  Proceeds from sale of real estate owned                                                282          69
  Purchases of premises and equipment                                                   (678)       (161)
                                                                                    --------    --------
           NET CASH USED BY INVESTING ACTIVITIES                                      (7,178)    (23,364)
                                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease/increase in Federal Home Loan Bank advances                                   (83)      5,750
 Increase in Junior Subordinated debentures                                               --       5,155
  Net decrease/increase in short term borrowings                                      (1,055)      1,000
 Cash dividends paid for fractional shares resulting from stock dividend
                                                                                         (12)         --
  Increase in deposits                                                                14,131       9,238
                                                                                    --------    --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                  12,981      21,143
                                                                                    --------    --------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                   6,942        (647)

CASH AND CASH EQUIVALENTS, BEGINNING                                                   9,510      10,794
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS, ENDING                                                   $ 16,452    $ 10,147
                                                                                    ========    ========

Supplemental disclosure of cash flow information
  Interest Paid                                                                     $  3,946    $  1,905
                                                                                    --------    --------
  Taxes Paid                                                                        $    779    $    320
                                                                                    --------    --------

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the "Company") and its wholly-owned subsidiary, Cornerstone Bank. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Stock Option Plans

The Company has an Employee Stock Option Plan (the "Employee Plan") and a Director Stock Option Plan (the "Director Plan") in effect at September 30, 2006. All options outstanding under both plans as of December 31, 2005 were fully vested and no new options were issued during the nine-month period ending September 30, 2006. Therefore, no option related compensation cost has been charged against income for the nine months ended September 30, 2006.

In 2003, the Company implemented the Employee Plan and the Director Plan (together, the "Plans") that were approved by shareholders in 2002. Each plan makes available options to purchase 80,284 shares of the Company's common stock for an aggregate number of common shares reserved for options equal to 160,568. No options were granted prior to 2003. On August 31, 2003, options to purchase 131,955 shares of common stock were granted. All options granted originally were scheduled to vest over five years, with 20% vesting on the first anniversary of the grant date, and 20% vesting annually thereafter. During 2005, an amendment was made to the grants providing for accelerated vesting of all options, resulting in all options being immediately vested. All unexercised options expire ten years after the date of grant. Options granted under the Plans can have a term of up to ten years from the date of grant, provided however, that in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an Incentive Stock Option (ISO) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under the Employee Plan must be granted at a price that shall be the average of the highest and lowest selling price on such exchange date or, if there are no sales on such date, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company's outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the market value of the optioned shares at the time the ISO is granted. The weighted average exercise price of all options outstanding under the Plans is $9.93.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the nine months ended September 30, 2006 and September 30, 2005. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is an estimate based upon approximate volatility of community bank stocks. The expected term of the options is an estimate based on the period between the initial full vesting term and expiration of the options. The expected dividend yield of zero is based upon the previous dividend history of the Company. No post-vesting restrictions exist for these options.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Stock Option Plans (continued)

A summary of option activity under the Plans as of September 30, 2006 and changes during the nine month period ended September 30, 2006 is presented below:

                                                                                     Weighted
                                               Shares                    Weighted     Average
                                             Available                   Average     Remaining   Aggregate
                                  Shares     For Future     Shares       Exercise   Contractual  Intrinsic
                                 In Plans      Grants     Outstanding     Price        Term        Value
                                -----------  ----------  -------------  ----------  -----------  ----------
At December 31, 2005                152,922      30,547        122,375  $    10.43          7.7  $  559,254
Exercised                                --          --             --          --           --          --
Authorized                               --          --             --          --           --          --
Forfeited                                --          --             --          --           --          --
Granted                                  --          --             --          --           --          --
Stock dividend                        7,646       1,539          6,107
                                -----------  ----------  -------------  ----------  -----------  ----------
At September 30, 2006               160,568      32,086        128,482  $     9.93          6.9  $  908,368
                                ===========  ==========  =============  ==========  ===========  ==========

Exercisable at September 30,
2006                                                           128,482  $     9.93          6.9  $  908,368
                                                         =============  ==========  ===========  ==========

Had compensation costs for the Company's stock option plan been determined using the fair value method, the Company's pro forma net income would have been affected as presented below for the quarter and nine months ended September 30, 2005.

                                                 Three Months      Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                     2005             2005
                                                --------------  ----------------
                                                    (Amounts in thousands,
                                                     except per share data)
Net income:
As reported                                     $          256              903
   Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all awards,
     net of related tax effects                            (13)             (39)
                                                --------------  ---------------

   Pro forma                                    $          243  $           864
                                                ==============  ===============

Basic net income per share:
   As reported                                  $          .24  $           .85
   Pro forma                                               .23              .82

Diluted net income per share:
   As reported                                  $          .24  $           .84
   Pro forma                                               .22              .80

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the "Purchase Plan") is a voluntary plan that enables full-time employees of the Bank to purchase shares of the Company's common stock based on their continued service over a specified period of time. The Purchase Plan is administered by a committee of the Board of Directors, which has a broad discretionary authority to administer the Purchase Plan. The Company's Board of Directors may amend or terminate the Purchase Plan any time. The Purchase Plan is intended to be qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.

Once a year, participants in the Purchase Plan purchase the Company's common stock at the lesser of : (a) eighty-five percent (85%) of the fair market value of the common stock on the date of grant, or (b) eighty-five percent (85%) of the fair market value of the common stock on the purchase date. Participants are permitted to purchase shares under the Purchase Plan up to a maximum purchase amount not to exceed $25,000 in fair market value.

The fair value of each option grant under the Purchase Plan was estimated on the date of grant using the same option valuation model used for options granted under the Plans and assumes that service period requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation is reversed. There were no options granted under the Purchase Plan during the three months ended September 30, 2006. For options granted under the Purchase Plan during the nine months ended September 30, 2006, we have used the following assumptions in our determination of fair value: expected-volatility of 5.21%; expected dividends of zero, and risk free interest rate of 4.38%. The expected term for options granted under the Purchase Plan is 1 year at the grant date, .25 years remaining at September 30, 2006.

There were no outstanding options under the Purchase Plan as of December 31, 2005. On January 1, 2006, the Company granted 8,400 options which are scheduled to vest on December 31, 2006. The aggregate intrinsic value of these options totaled approximately $18,000 as of the grant date and $40,800 as of September 30, 2006, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $2.73. No options were exercised under the Purchase Plan during the nine months ended September 30, 2006 and September 30, 2005. For the nine months ended September 30, 2006, approximately $17,000 has been recognized as compensation expense related to proportionate vesting of the Purchase Plan. As of September 30, 2006, there was approximately $5,700 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Purchase Plan; that cost is expected to be recognized over the final quarter of 2006.

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE C - LOANS

Following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                    Nine Months Ended
                                                       September 30,
                                                    2006         2005
                                                   -------     -------
                                                  (Dollars in thousands)

Allowance for loan losses at beginning of period   $ 1,775     $ 1,216
Provision for loan losses                              738         415
Loans charged-off                                   (1,126)        (10)
Recoveries                                             257           7
                                                   -------     -------

Allowance for loan losses at end of period         $ 1,644     $ 1,628
                                                   =======     =======

Allowance for loan losses as a percent of loans
     at period end                                    1.42%       1.52%

At September 30, 2006, the Company had loan commitments outstanding of $565,000, pre-approved but unused lines of credit totaling $35.5 million and commercial and standby letters of credit of $46,500. In management's opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

                                        Three Months Ended     Nine Months Ended
                                             September 30,       September 30,
                                        --------------------  ------------------
                                          2006        2005      2006      2005
                                        --------    --------  --------  --------
                                            (Dollars in thousands)

Postage, printing and office supplies   $     24    $     25  $     74  $     72
Advertising and promotion                     26          21        91        61
Professional services                         49          45       156       134
Other                                        120          83       317       240
                                        --------    --------  --------  --------

Total                                   $    219    $    174  $    638  $    507
                                        ========    ========  ========  ========

                     CB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                               -------------------------------     --------------------------------
                                                   2006               2005              2006              2005
                                               -------------     -------------     -------------      -------------
                                                                     (Dollars in thousands)

Net income                                     $         395     $         256     $         853     $          903
Other comprehensive income (loss):
   Net increase (decrease) in the
     fair value of investment securities
     available for sale, net of tax                       91               (32)               90                (92)
   Decrease from transfer of securities
       held to maturity to available for
       sale.                                              --                --               (82)                --
                                               -------------     -------------     --------------    --------------
         Total comprehensive income            $         486     $         224     $         861     $          811
                                               =============     =============     =============     ==============

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

The basic and diluted weighted average shares outstanding are as follows:

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                        September 30,
                                           -------------------------------     --------------------------------
                                               2006               2005              2006              2005
                                           -------------     -------------     -------------     --------------
Weighted average outstanding
  shares used for basic EPS                    1,064,253         1,057,029         1,064,253          1,057,029

Plus incremental shares from
  assumed exercise of:
   Stock options                                  40,010            28,130            36,691             23,214
   Employee stock purchase plan options            1,745                 -             1,403                  -
                                           -------------     -------------     -------------     --------------

Weighted average outstanding
  shares used for diluted EPS                  1,106,008         1,085,159         1,102,347          1,080,243
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

NOTE G - RECLASSIFICATIONS

Certain amounts presented on the accompanying consolidated financial statements as of September 30, 2005 have been reclassified to conform to the presentation as of September 30, 2006. The reclassifications had no effect on the net income or total stockholders' equity as previously reported.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN No.
48) was issued in June 2006 to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". The interpretation defines a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. It also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN No. 48 to have a material effect on the consolidated financial statements.

Also in September 2006, FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). For fiscal years ending after December 15, 2006, SFAS No. 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income, net of taxes. SFAS No. 158 also requires that the defined benefit plan assets and obligations be measured as of the date of the employer's fiscal year-end balance sheet effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of CB Financial Corporation and its wholly owned bank subsidiary, Cornerstone Bank (the "Company"). This quarterly report on Form 10-QSB to shareholders may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

                      COMPARISON OF FINANCIAL CONDITION AT
                    September 30, 2006 and December 31, 2005

During the first nine months of 2006, the Company's total assets increased to $166.5 million, an increase of $13.7 million or 9.0% from total assets at
December 31, 2005 of $152.8 million. This increase in assets was mainly attributable to increases in liquid investments and, to a lesser extent, loans. The growth in total assets was funded principally by inflows of customer deposits, which increased by $14.1 million or 10.9% to $143.2 million, up from $129.1 million at December 31, 2005. Liquid investments, consisting of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities totaled $45.3 million, or 27.2% of total assets and 31.6% of total deposits at September 30, 2006, representing an increase of $10.8 million from $34.5 million at December 31, 2005. Loans increased to $115.6 million, up from $114.5 million at December 31, 2005. The low loan growth has resulted primarily from relatively high loan payoffs. Total stockholders' equity increased from $10.4 million at December 31, 2005 to $11.2 million at September 30, 2006 primarily as a result of retention of net income of $853,000 during the nine month period. At September 30, 2006, both the Bank and Company's capital exceeded the levels that are deemed to be "well-capitalized" under applicable regulatory capital requirements.

      COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
                           September 30, 2006 and 2005

Overview. The Company earned net income of $395,000, or $.36 per diluted share, for the quarter ended September, 2006, as compared to net income of $256,000, or $.24 per diluted share, for the third quarter of 2005. This increase of $139,000, or $0.12 per diluted share in net operating results, was primarily attributable to an increase in net interest income and a reduction in the provision for loan losses. Additional information on the components of net income are provided below.

Net Interest Income. Net interest income for the three month period ended September 30, 2006 was $1.46 million, an increase of $278,000, or 23.6%, from the $1.18 million in the three month period ended September 30, 2005. Total interest income increased to $2.9 million for the quarter ended September 30, 2006, a $924,000 or 46.2% increase from the $2.0 million earned in the third quarter of 2005. Total interest income benefited from the growth in the level of average earning assets from year to year and an increase in interest rates. Average total interest-earning assets increased by $28.5 million, or 22.7% annualized, compared to the three months ended September 30, 2005, while the average balance of total interest-bearing liabilities increased by $32.8 million, or 30.8% annualized during the same period. Our balance sheet is asset sensitive, with approximately 85% of loans having the prime rate as their repricing index. With six prime rate increases totaling 1.50% since September 30, 2005, this rate sensitivity has also contributed to the increase in net interest income.

Provision for Loan Losses. The Bank recorded an $11,000 provision for loan losses, after $80,000 in charge-offs in the third quarter of 2006, compared to the $217,000 provision made in the same quarter of 2005 after zero charge-offs. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank's regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. The third quarter 2006 provision for loan losses was small relative to other periods as total loans outstanding actually declined by $121,000 during the quarter.

As of September 30, 2006, the allowance for loan losses was $1,644,000, representing 1.42% of loans outstanding, down from 1.52% of total loans outstanding at September 30, 2005. Nonperforming loans totaled $1,536,000 and $665,000 at September 30, 2006 and September 30, 2005, respectively.

Non-Interest Income. Non-interest income increased $20,000 to $223,000 for the quarter ended September 30, 2006, as compared with $203,000 for the three months ended September 30, 2005. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $117,000 for third quarter of 2006 as compared with $115,000 for the third quarter of 2005. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $74,000 in the third quarter of 2006, an increase of $32,000 from the $42,000 earned during the third quarter of 2005.

Non-Interest Expenses. Non-interest expenses totaled $1,071,000 for the three months ended September 30, 2006, an increase or $299,000, or 38.7%, from total non-interest expenses of $772,000 for the three months ended September 30, 2005. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, occupancy expense related to a new branch opened in November 2005 and the increase in the information systems expense related to the increase in customer transactions.

Income Taxes. The Company provided $202,000 for income taxes during the three months ended September 30, 2006. The Company had $136,000 in income tax expense for the three months ended September 30, 2005. The decrease in the effective tax rate from 34.7% to 33.8% is primarily attributable to the continued investment in municipal securities.

      COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED
                           September 30, 2006 and 2005

Overview. The Company earned net income of $853,000 or $.77 per diluted share, for the nine months ended September 30, 2006, as compared to net income of $903,000 or $.84 per diluted share, for the nine months ended September 30, 2005. This decrease of $50,000 or $.06 per diluted share in net operating results was principally attributable to the increase in provision for loan losses and in non-interest expenses. The provision for loan losses increased from $415,000 in 2005 to $738,000 for the first nine months of 2006, while non-interest expense increased from $2,122,000 to $3,024,000 during the same time period. The variances are discussed in detail below.

The annualized returns on average assets and average equity were 0.72% and 10.61%, respectively, for the nine months ended September 30, 2006. This compares to an annualized 0.95% return on average assets and a 12.12% return on average equity for the nine month period ended September 30, 2005.

Net Interest Income. Net interest income increased to $4,314,000 for the nine months ended September 30, 2006, a $993,000 or 29.9% increase from the $3,321,000 earned in first nine months of 2005. Total interest income benefited from growth in the level of average earning assets and an increase in interest rates. Average total interest-earning assets increased by $30.3 million, or 25.0% annualized, during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, while the average balance of total interest-bearing liabilities increased by $37.6 million, or 38.6% annualized, during the same period. Our balance sheet is asset sensitive, with approximately 85% of loans having the prime rate as their repricing index. With six prime rate increases totaling 1.50% since September 30, 2005, this rate sensitivity has also contributed to the increase in net interest income.

Provision for Loan Losses. The Bank recorded a $738,000 provision for loan losses in the first nine months of 2006 after charge-offs of $1,126,000, compared to the $415,000 provision made in the same period of 2005 with $10,000 in charge-offs. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank's regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first nine months of 2006, the provision for loan losses was made principally in response to 11 bankruptcy filings made at the end of October 2005. In October of 2005, federal bankruptcy laws were changed and many bankruptcies occurred in advance of the change. In Wilson County, over one thousand cases were filed, 11 of which were Cornerstone customers. Additionally, some of the provision was in response to growth in loans, as total loans outstanding increased by $1.2 million and in response to risk changes in the portfolio and charge-offs.

The allowance for loan losses was $1,644,000 at September 30, 2006, representing 1.42% of loans outstanding, as compared to $1,628,000, or 1.52% of total loans outstanding, at September 30, 2005. Nonperforming loans totaled $1,536,000 and $665,000 at September 30, 2006 and September 30, 2005, respectively.

Non-Interest Income. Non-interest income increased $78,000 to $710,000 for the nine months ended September 30, 2006, as compared with $632,000 for the nine months ended September 30, 2005. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $384,000 for the first nine months of 2006 as compared with $338,000 for the first nine months of 2005, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $237,000 in the first nine months of 2006, an increase of $109,000 from the $128,000 earned during the first nine months of 2005.

Non-Interest Expenses. Non-interest expenses totaled $3,024,000 for the nine months ended September 30, 2006, an increase of $902,000, or 42.5%, from total non-interest expenses of $2,122,000 for the nine months ended September 30, 2005. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, occupancy expense related to a new branch opened in November 2005 and the increase in the information systems expense related to the increase in customer transactions.

Income Taxes. The Bank provided $409,000 for income taxes during the nine months ended September 30, 2006. The Bank had $513,000 in income tax expense for the nine months ended September 30, 2005. The decrease in the effective tax rate from 36.2% to 32.4% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 27.2% of our total assets at September 30, 2006. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $15.3 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta ("FHLB of Atlanta") we may obtain longer-term advances up to 10% of our assets. As of September 30, 2006, we had $6.3 million in advances outstanding with the FHLB of Atlanta. Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

                                     CAPITAL

A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders' equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. As of September 30, 2006, the Bank's regulatory capital ratios exceeded the levels above which an institution is considered to be "well capitalized" and were as follows:

      o     Tier 1 Capital as a Percentage of Risk-Adjusted Assets      13.49%
      o     Total Capital as a Percentage of Risk-Adjusted Assets       14.74%
      o     Tier 1 Leverage Ratio                                       10.17%

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


                                        CB FINANCIAL CORPORATION


Date: November 10, 2006                 By: /s/   Norman B. Osborn
                                           -------------------------------------
                                           Norman B. Osborn
                                           President and Chief Executive Officer


Date: November 10, 2006                 By: /s/   Dora Kicklighter
                                           -------------------------------------
                                           Dora Kicklighter
                                           Principal Accounting Officer