Form 10KSB
period 2006-12-31
CB Financial CORP
filed 2007-03-29
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $12.4 million, based on the sum of total interest income and total non-interest income for fiscal year 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of a specified date within the past 60 days. $19,263,744, based on the market price of the common stock on March 8, 2007, in the last trade known to management to have occurred, which was $18.00 per share.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. 1,070,208 shares of common stock outstanding at March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of CB Financial Corporation for the year ended December 31, 2006 (the “2006 Annual Report”) are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of CB Financial Corporation to be held on May 24, 2007, (the “Proxy Statement”) are incorporated by reference into Part III.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

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

At December 31, 2006, the Company had total assets of $171.1 million, total loans of $120.6 million, deposits of $147.4 million, and stockholders’ equity of $11.7 million.

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

Competition

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At June 30, 2006, there were 23 branches of commercial banks and savings institutions in Wilson County based on FDIC information. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Primary Market Area

The Bank’s primary market area consists of Wilson County, North Carolina, and surrounding areas. Currently, two full service offices are located in Wilson, Wilson County, North Carolina, and a loan production office is located in Zebulon, Wake County, North Carolina. As a result, the Bank’s loans and deposits are primarily generated from the Wilson community, with a growing percentage of loans generated from the Zebulon area. The Bank also has established lines of credit with correspondent banks outside its primary market area to provide additional liquidity as needed. In 2006, the Bank had purchased $1.0 million in brokered deposits for liquidity/leverage purposes. The Bank’s loans and deposits are primarily generated from the Bank’s market area. To meet funding needs, the Bank occasionally solicits deposits outside its primary market area using a national certificate of deposit rate service, CD Rateline. The remainder of deposits are generated from its primary market area.

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

Analysis of Loan Portfolio. The Bank’s loan portfolio totaled approximately $120.6 million at December 31, 2006, representing approximately 70.4% of the Bank’s total assets. At December 31, 2006, approximately 74.1% of the Bank’s total loan portfolio was composed of adjustable rate loans, and approximately 25.9% of the Bank’s total loan portfolio was composed of fixed rate loans. Selected data relating to the composition of the Bank’s loan portfolio by type of loan at December 31, 2006, is set forth in Note E in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2006 Annual Report, which section is incorporated herein by reference.

Loan Maturity Schedule and Rate Sensitivity. Information regarding maturities and sensitivities of certain loan types to changes in interest rates at December 31, 2006, is set forth under the section captioned “Management’s Discussion and Analysis” in the Company’s 2006 Annual Report, which section is incorporated herein by reference.

Nonperforming Assets and Classified Assets

Nonperforming assets include non-accrual loans and real estate acquired through loan foreclosures. It is the general policy of the Bank to discontinue the accrual of interest on loans, including loans impaired under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114) when principal or interest payments are delinquent 90 to 120 days or more. In some cases, loans may be placed on non-accrual status earlier based on specific circumstances surrounding the loan. If the collection of principal and/or interest income becomes doubtful at any time during the collection process, the loan is placed on non-accrual status. At December 31, 2006, the Bank had $1.5 million in nonperforming assets.

Applicable regulations require the Bank to “classify” its own assets on a regular basis. In addition, in connection with examinations of banks, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as “substandard,” “doubtful,” or “loss,” depending on the presence of certain characteristics. At December 31, 2006, the Bank had loans totaling $2.1 million internally classified as “substandard,” “doubtful,” or “loss.”

The Bank also identifies assets that possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. At December 31, 2006, the Bank had no loans in the “special mention” category.

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

Additional information regarding the Bank’s allowance for loan losses is set forth under the section captioned “Management’s Discussion and Analysis” and under Note E in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2006 Annual Report, which sections are incorporated herein by reference.

Investment Activities

Interest and dividend income from investment activities generally provides the second largest source of income to the Bank after interest on loans. During 2006, the Bank maintained all of its excess liquidity in overnight investments and United States government agency, mortgage-backed securities and municipals. This allowed the Bank to have maximum flexibility in funding loan demand. As of December 31, 2006, United States government agency and mortgage-backed securities and municipals totaled $29.7 million. Interest income on United States government agency, mortgage-backed securities and municipals totaled $1.0 million for the fiscal year ended December 31, 2006. Overnight investments totaled $10.1 million at December 31, 2006, and consisted of federal funds sold and Money Market Accounts. Interest income on overnight investments totaled $539,025 for the fiscal year ended December 31, 2006.

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

Deposits and Borrowings

Deposits. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.  At December 31, 2006, 66.8% of the Bank’s deposits consisted of time deposit accounts, less than 1% consisted of statement savings accounts, 24.3% consisted of interest-bearing transaction accounts and money market accounts, and 8.1% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank occasionally does utilize the services of deposit brokers, but its savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Bank periodically advertises rates of interest on its certificates of deposits on the Internet through CD Rateline. The Bank anticipates that the amount of internet deposits it holds will continue to decline. Although the Bank accepts these deposits primarily for liquidity purposes, the Bank also uses them to manage the Bank’s interest rate risk.

Certain information regarding the Bank’s deposits at December 31, 2006, is set forth under the section captioned “Management’s Discussion and Analysis” in the Company’s 2006 Annual Report, which section is incorporated herein by reference.

At December 31, 2006, the aggregate amount of certificates of deposit and other time deposits of the Bank, in amounts greater than or equal to $100,000 was $37.8 million. Information regarding the maturity of time deposits of the Bank at December 31, 2006, is set forth under Note G in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2006 Annual Report, which section is incorporated herein by reference.

Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes. The Bank may obtain advances of up to 10% of its assets from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for banks. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB of Atlanta’s assessment of the institution’s creditworthiness. At December 31, 2006, the Bank had outstanding FHLB borrowings totaling $6.3 million.

In addition to FHLB advances, the Company issued $5.1 million of junior subordinated debentures to its wholly owned capital trust, CB Financial Capital Statutory Trust I, to fully and unconditionally guarantee the preferred securities issued by the trust. Also, the Bank has established lines of credit of approximately $15.2 million with correspondent banks to provide additional liquidity if and as needed. At December 31, 2006, there were no outstanding balances under these agreements.

Return on Equity and Assets

The following table sets forth information regarding the Company’s return on equity and assets for the fiscal year ended December 31, 2006:

RETURN ON EQUITY AND ASSETS
December 31, 2006

Return on average assets - annualized	0.69%
Return on average equity - annualized	10.23%
Average equity to average assets ratio	6.76%

Employees

At December 31, 2006, the Bank had 39 full-time employees and one part-time employee.

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

FDIC Insurance Assessments. As a member institution of the FDIC, the Bank’s deposits are insured up to at least $100,000 per depositor through the Bank Insurance Fund administered by the FDIC, and each member institution is required to pay quarterly deposit insurance premium assessments to the FDIC. The FDIC uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions.

The risk-based assessment system categorizes institutions as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories (see “Prompt Corrective Action”). Institutions also are assigned by the FDIC to one of four supervisory subgroups within the three capital groups. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal banking regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Under the Federal Deposit Insurance Reform Act and attendant Conforming Amendments Act (the “Reform Act”) enacted in 2006, beginning in 2007, the Bank will pay a higher premium for deposit insurance. New regulations implementing the Reform Act set the premium range from 5 to 7 basis points of deposits to a maximum of 43 basis points of deposits. The Bank will pay insurance premiums based on its length of time in operation, certain regulatory ratings and other risk factors, primarily related to asset quality. At present, it is anticipated that the Bank will pay from 5 to 7 basis points of deposits in 2007. Under pre-Reform Act regulations, the Bank paid approximately 1.2 basis points of deposits.

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

Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Risk-Based Capital Ratio”) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (“Tier 2 Capital”). At December 31, 2006, the Bank’s Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) were 14.40% and 13.15%, respectively, which were well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2006, the Bank’s Leverage Capital Ratio was 9.94%, which was well above the FDIC’s minimum leverage capital guidelines.

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

Loans-To-One-Borrower. The Bank is subject to the Commissioner’s loans-to-one-borrower limits. As of December 31, 2006, the largest aggregate amount of loans that the Bank had to any one borrower and its affiliates was $2.2 million. Theses loans were performing in accordance with their original terms. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “Prompt Corrective Action.” As of December 31, 2006, the Bank was considered “well capitalized,” and, thus, was not subject to the limitations on rates payable on its deposits.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2006, the Bank was in compliance with this requirement.

Reserve Requirements. Under regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of those accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2006, the Bank met FDIC reserve requirements.

The Bank also is subject to the reserve requirements established by the Commissioner. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the Commissioner. Currently, the Commissioner requires the Bank to maintain and establish reserves at the level required by the Federal Reserve Board for non-member banks. The reserve must consist of cash on hand, balances payable on demand, certain unencumbered interest-bearing obligations, and balances maintained at the Federal Reserve Bank. A bank that fails to maintain reserves at or above the legal requirement is prohibited generally from making new loans or discounts or paying dividends from its profits. In addition, the Commissioner has established surplus requirements applicable to state-chartered commercial banks. The Bank must maintain a surplus equal to 50% of the Bank’s common capital stock. At December 31, 2006, the Bank met both the Commissioner’s reserve and surplus requirements.

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

At December 31, 2006, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

Properties

The Bank’s principal office is located in Wilson, North Carolina. Its full service branch office is also located in Wilson, North Carolina, and the Bank has a loan production facility in Zebulon, North Carolina. The Bank owns the land on which its principal office is located. During 2006, the bank purchased land in Zebulon in the amount of $597,000 to be used for a future branch. As of December 31, 2006, the net book value of the Bank’s principal office was $1,281,337. The Bank leases the office facilities for its Wilson branch office and Zebulon loan production facility.

The Bank’s management considers the property consisting of its principal office to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2006 was $433,391.  Additional information about this property is set forth under Note F in the section captioned “Consolidated Financial Statements - Notes to Consolidated Financial Statements” in the Company’s 2006 Annual Report, which section is incorporated herein by reference. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment.  As of December 31, 2006, the Bank had recorded $451,955 for real estate acquired in settlement of loans.

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

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2006, the Company had 1,070,169 shares of common stock outstanding, which were held by approximately 1,346 stockholders of record, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms. There is no established public trading market for the Company’s common stock.

Based upon information provided to the Company by its transfer agent, management believes there have been approximately 20,776 shares of common stock traded during the fiscal year ended December 31, 2006. Certain sales have been facilitated by the Company in 2006 and 2005, all of which were, to the knowledge of management, at prices ranging from $15.00 to $17.75 per share. The price of the Company’s common stock in the last trade known to management to have occurred in 2006 was $17.75, which trade occurred on December 19, 2006, and involved 242 shares.

See Item 1. “DESCRIPTION OF BUSINESS-Supervision and Regulation” above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company. The Company has not paid any cash dividends to common stockholders during the last two (2) fiscal years other than $12,225 in 2006 resulting from amounts paid in lieu of fractional shares related to a 5% stock dividend. The Bank paid the Company $395,355 in cash dividends in 2006. A 5% stock dividend, in the form of a 20-to-21 stock split, was paid on August 26, 2005 and on August 31, 2006.

See Item 11. “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plan information.

The Company did not repurchase any shares of its common stock during the last quarter of 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

See the information set forth under Item 1. “DESCRIPTION OF BUSINESS - Supervision and Regulation” above and the information set forth in the section captioned “Management’s Discussion and Analysis” in the Company’s 2006 Annual Report, which section is incorporated herein by reference.

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

Company’s Trading Has Been Low Compared with Other Institutions

There is no active trading market for the Company’s stock and it is unlikely that there will be an active trading market in the near future. The low trading volume of the Company’s stock may be comparable to other similarly sized companies or banks with no active trading market. Nevertheless, this trading is relatively low when compared with more seasoned companies and banks quoted on the OTC Bulletin Board, the NASDAQ Capital Market, the NASDAQ Global Market or other consolidated reporting systems or stock exchanges. Therefore, the market in the Company’s common stock may be limited in scope relative to other companies and banks.

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

The information required by this Item is set forth in the section captioned “Consolidated Financial Statements” in the Company’s 2006 Annual Report, which section is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 22, 2006, the Company accepted the resignation of Dixon Hughes PLLC (“DH”) as the Company’s independent auditor. This mutually agreed to resignation of DH was considered and approved by the Audit Committee of the Company’s Board of Directors. While DH has not continued as the Company’s independent auditor, DH will continue to perform internal audit functions and other accounting and consulting functions for the Company going forward.

DH’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2005 and 2004, and through the period ended June 22, 2006, there were no disagreements with DH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to DH’s satisfaction, would have caused DH to make reference thereto in their reports on the financial statements for such years.

On June 22, 2006, the Company appointed Larrowe & Company PLC (“LC”) as the Company’s new independent auditor. The Company did not consult with LC during the two fiscal years ended December 31, 2005 and 2004 or during any subsequent interim period through and including the date of LC’s appointment as the Company’s independent auditor on either the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or any matter that was either the subject of a disagreement or an event as described in Item 304(a)(1)(iv) of Regulation S-B.

On November 17, 2006, the Audit Committee of the Board of Directors of the Company was notified by LC that it had merged with the firm of Elliott Davis PLLC (“Elliott Davis”) effective on that date, and that it would no longer operate or provide audit services as a separate entity. At a meeting held on November 20, 2006, the Company’s Audit Committee approved the engagement of Elliott Davis, the successor firm in the merger, to serve as the Company’s independent auditor for the fiscal year ended December 31, 2006.

On June 22, 2006, the Company engaged LC as its independent auditor for the fiscal year ended December 31, 2006. During the interim period preceding the Audit Committee’s decision to engage Elliott Davis as the Company’s new independent auditor, there were no disagreements with LC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LC, would have caused LC to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal years ended December 31, 2004 and 2005, and the subsequent interim periods through and including the date of Elliott Davis' appointment as the Company’s independent auditor, the Company did not consult with Elliott Davis on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any matter that was either the subject of a disagreement or an event as described in Item 304(a)(1)(iv) of Regulation S-B.

Attached as Exhibit 16.1 is DH’s letter to the SEC dated June 26, 2006, regarding its review of the Company’s statements regarding DH’s resignation contained in the Company’s Form 8-K filed with the SEC on June 26, 2006. The statements are repeated in substantially similar terms in the paragraphs above. Attached as Exhibit 16.2 is LC’s letter to the SEC dated November 20, 2006, regarding its review of the Company’s statements regarding LC’s merger into Elliott Davis contained in the Company’s Form 8-K filed with the Commission on November 21, 2006. The statements are repeated in substantially similar terms in the paragraphs above.

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

There have been no changes in internal control over financial reporting during the fourth quarter of the 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company, the Company’s Audit Committee, and procedures for shareholder nominations is set forth under the sections captioned “Proposal I—Election of Directors-Nominees,” “Proposal I—Election of Directors-Executive Officers,” “—Report of the Corporate Governance and Nominating Committee-Process for Nominating Directors,” “-Stockholder Nominations,” and “—Report of the Audit Committee” in the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 24, 2007, which sections are incorporated herein by reference.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the Proxy Statement sections captioned “Certain Indebtedness and Related Transactions,” “Director Independence,” “Report of the Nominating and Corporate Governance Committee,” Compensation Committee,” and “Report of the Audit Committee,” which sections are incorporated herein by reference.

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

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 13	CB Financial Corporation 2006 Annual Report (excluding the Letter to Stockholders)

Exhibit 14	Code of Business Conduct and Ethics, dated June 8, 2005

Exhibit 16.1	Letter to the SEC from Dixon Hughes PLLC dated June 26, 2006 regarding change in certifying accountant

Exhibit 16.2	Letter to the SEC from Larrowe & Company, PLC dated November 20, 2006 regarding change in certifying accountant

Exhibit 21	See “Item 1. DESCRIPTION OF BUSINESS—General” and “—Subsidiaries” for discussion of subsidiaries

Exhibit 31.1	Certification of Norman B. Osborn

Exhibit 31.2	Certification of Dora Kicklighter

Exhibit 32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. § 1350

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

CB FINANCIAL CORPORATION

Date: March 28, 2007	By:	/s/ Norman B. Osborn
Norman B. Osborn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Norman B. Osborn Norman B. Osborn	President, Chief Executive Officer and Director	March 28, 2007

/s/ John Charles Anthony, Jr. John Charles Anthony, Jr.	Director	March 28, 2007

/s/ Robert E. Kirkland III Robert E. Kirkland III	Director	March 28, 2007

/s/ W. Coalter Paxton III W. Coalter Paxton III	Director	March 28, 2007

/s/ Thomas E. Brown III Thomas E. Brown III	Director	March 28, 2007

/s/ Judy A. Muirhead Judy A. Muirhead	Director	March 28, 2007

/s/ David W. Woodard David W. Woodard	Director	March 28, 2007

/s/ Gregory A. Turnage Gregory A. Turnage	Director	March 28, 2007

/s/ S. Christopher Williford S. Christopher Williford	Director	March 28, 2007

/s/ Dora Kicklighter Dora Kicklighter	Controller	March 28, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 11	Statement Regarding Computation of Per Share Earnings for Employees

Exhibit 13	CB Financial Corporation 2006 Annual Report (excluding the Letter to Stockholders)

Exhibit 14	Code of Business Conduct and Ethics, dated June 8, 2005

Exhibit 16.1	Letter to the SEC from Dixon Hughes PLLC dated June 26, 2006 regarding change in certifying accountant

Exhibit 16.2	Letter to the SEC from Larrowe & Company, PLC dated November 20, 2006 regarding change in certifying accountant

Exhibit 31.1	Certification of Norman B. Osborn

Exhibit 31.2	Certification of Dora Kicklighter

Exhibit 32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. § 1350