Form 10QSB
period 2007-03-31
CB Financial CORP
filed 2007-05-15
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

As of May 10, 2007, there were 1,070,208 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition March 31, 2007 and December 31, 2006	1

	Consolidated Statements of Operations Three Months Ended March 31, 2007 and 2006	2

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2006	3

	Notes to Consolidated Financial Statements	4-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Controls and Procedures	12

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 6.	Exhibits	13-14

Signatures		15

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007 (Unaudited)	December 31, 2006*
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$3,692	$4,321
Interest-earning deposits in banks	3,887	4,183
Federal funds sold	2,171	5,879
Time deposits	793	1,140
Investment securities available for sale, at fair value	31,769	29,684
Loans	130,743	120,619
Allowance for loan losses	(1,852)	(1,687)
NET LOANS	128,891	118,932

Accrued interest receivable	914	887
Stock in Federal Home Loan Bank of Atlanta, at cost	597	594
Premises and equipment	2,285	2,312
Bank-owned life insurance	1,403	1,390
Real estate owned	276	452
Other assets	1,404	1,384
TOTAL ASSETS	$178,082	$171,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$11,472	$11,896
Savings	1,360	1,144
Money market and NOW	37,575	35,825
Time	103,516	98,546
TOTAL DEPOSITS	153,923	147,411

Long term borrowings	11,405	11,405
Accrued interest payable	300	271
Accrued expenses and other liabilities	369	328
TOTAL LIABILITIES	165,997	159,415

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized, none issued	-	-
Common stock, no par value, 80,000,000 shares authorized; 1,070,208 shares issued and outstanding	10,593	10,586
Retained earnings	1,519	1,212
Accumulated other comprehensive loss	(27)	(55)
TOTAL STOCKHOLDERS’ EQUITY	12,085	11,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,082	$171,158

*Derived from audited financial statements.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,607	$2,231
Investment securities	377	200
Federal funds sold	51	52
Interest-earning deposits in banks	52	53
Other interest and dividends	19	68
TOTAL INTEREST INCOME	3,106	2,604

INTEREST EXPENSE
Money market, NOW and savings deposits	233	281
Time deposits	1,227	770
Borrowings	151	140
TOTAL INTEREST EXPENSE	1,611	1,191
NET INTEREST INCOME	1,495	1,413

PROVISION FOR LOAN LOSSES	187	395

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,308	1,018

NON-INTEREST INCOME
Service charges on deposit accounts	138	128
Mortgage operations	60	67
Other income	60	39
TOTAL NON-INTEREST INCOME	258	234

NON-INTEREST EXPENSE
Salaries and employee benefits	671	539
Occupancy and equipment	93	77
Data processing expenses	119	113
Other (Note D)	234	173
TOTAL NON-INTEREST EXPENSE	1,117	902

INCOME BEFORE INCOME TAXES	449	350

INCOME TAXES	142	115
NET INCOME	$307	$235

Net Income Per Common Share
Basic	$.29	$.22
Diluted	.28	.21
Weighted Average Common Shares Outstanding
Basic	1,070,208	1,064,253
Diluted	1,115,763	1,097,109

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$307	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25	42
Stock based compensation expense	7	-
Gain on sale of real estate owned	(4)	-
Provision for loan losses	187	395
Provision for losses on real estate owned	-	10
Earnings on life insurance	(13)	(13)
Deferred income tax expense (benefit)	62	(188)
Change in assets and liabilities:
Increase in accrued interest receivable	(27)	(50)
Increase in other assets	(98)	(106)
Increase (decrease) in accrued interest payable	29	(7)
Increase (decrease) in accrued expenses and other liabilities	41	(256)
NET CASH PROVIDED BY OPERATING ACTIVITIES	516	62

CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities of time deposits	347	1,489
Purchase of available-for-sale securities	(3,188)	(499)
Maturities, sales and calls of available for sale investments	1,155	891
Net decrease (increase) in loans	(10,146)	254
Purchase of FHLB stock	(3)	(65)
Proceeds from sale of real estate owned	180	-
Purchases of premises and equipment	(6)	(9)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(11,661)	2,061

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Federal Home Loan Bank advances	-	(83)
Net decrease in short term borrowings	-	(1,055)
Increase in deposits	6,512	69
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	6,512	(1,069)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,633)	1,054

CASH AND CASH EQUIVALENTS, BEGINNING	14,383	9,510
CASH AND CASH EQUIVALENTS, ENDING	$9,750	$10,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,582	$1,198
Income taxes paid	-	559

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the “Company”) and its wholly-owned subsidiary, Cornerstone Bank. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

In June 2005, the shareholders of Cornerstone Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of CB Financial Corporation, a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization (the “Reorganization”), one share of CB Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of Cornerstone Bank's $5.00 par value common stock. The Company currently has no operations and conducts no business on its own other than its ownership of the Bank and the common shares of CB Financial Capital Trust I, a Connecticut statutory trust to facilitate the issuance of $5 million of trust preferred securities.

The organization and business of Cornerstone Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks,” “Interest-earning deposits in banks” and “Federal funds sold.”

NOTE B - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option grant under the Purchase Plan was estimated on the date of grant using the same option valuation model used for options granted under the Plans and assumes that service period requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation is reversed. For options granted under the Purchase Plan during the quarter ended March 31, 2007 we have used the following assumptions in our determination of fair value: expected-volatility of 9.1%; expected dividends of zero, and risk free interest rate of 4.38%. For options granted under the Purchase Plan during the three months ended March 31, 2006, we have used the following assumptions in our determination of fair value: expected-volatility of 5.21%; expected dividends of zero, and risk free interest rate of 4.38%. The expected term for options granted under the Purchase Plan is one year at the grant date and .75 years at March 31, 2007.

On January 1, 2007, the Company granted 8,000 options which are scheduled to vest on December 31, 2007. The aggregate intrinsic value of these options totaled approximately $21,000 as of the grant date and $23,000 as of March 31, 2007. On January 1, 2006, the Company granted 8,400 options which vested on December 31, 2006. The aggregate intrinsic value of these options totaled approximately $18,000 as of the grant date and $22,000 as of March 31, 2006.

The weighted-average grant-date fair value of options granted under the Purchase Plan during the quarter ended March 31, 2007 was $3.25 and $2.87 for the quarter ended March 31, 2006. No options were exercised under the Purchase Plan during the quarters ended March 31, 2007 and March 31, 2006. As of March 31, 2007 and 2006, there was approximately $20,000 and $23,000, respectively of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Purchase Plan; that cost is expected to be recognized over the remaining quarters of 2007 and 2006. During the quarters ended March 31, 2007 and 2006, we recorded $6,000 and zero respectively in stock based compensation expense related to this plan.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS

Following is a summary of activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,687	$1,775
Provision for loan losses	187	395
Loans charged-off	(48)	(523)
Recoveries	26	27
Allowance for loan losses at end of period	$1,852	$1,674
Allowance for loan losses as a percent of loans at period end	1.42%	1.47%

At March 31, 2007, the Company had loan commitments outstanding of $305,000, pre-approved but unused lines of credit totaling $29.3 million and commercial and standby letters of credit of $380,000. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Postage, printing and office supplies	$14	$28
Advertising and promotion	40	25
Professional services	64	36
Other	116	84
Total	$234	$173

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income	$307	$235
Other comprehensive income:
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	28	(25)
Total comprehensive income	$335	$210

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average outstanding shares used for basic EPS	$1,070,208	$1,064,253
Plus incremental shares from assumed exercise of:
Stock options	45,388	32,604
Employee stock purchase plan options	167	252
Weighted average outstanding shares used for diluted EPS	$1,115,763	$1,097,109

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

NOTE G - RECLASSIFICATIONS

Certain amounts presented on the accompanying consolidated financial statements as of March 31, 2006 have been reclassified to conform to the presentation as of March 31, 2007. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.

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

FINANCIAL CONDITION AT
March 31, 2007 and December 31, 2006

During the first three months of 2007, the Company’s total assets increased to $178.1 million, an increase of $6.9 million or 4.0% from total assets at December 31, 2006 of $171.2 million. This increase in assets was mainly attributable to the $10.0 million growth in net loans during the first three months of 2007 to $128.9 million from $118.9 million at December 31, 2006. This loan growth was primarily funded by a $6.5 million growth in deposits during the quarter, to $153.9 million at March 31, 2007, and a $2.9 million reduction in liquid investments.

Liquid investments, consisting of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities available for sale totaled $42.3 million, or 23.8% of total assets and 27.5% of total deposits, at March 31, 2007, as compared to $45.2 million at December 31, 2006. Total stockholders’ equity increased from $11.7 million at December 31, 2006 to $12.1 million at March 31, 2007 primarily as a result of retention of net income of $307,000 during the three month period. At March 31, 2007, both the Bank and Company’s capital exceeded the levels that are deemed to be “well-capitalized” under applicable regulatory capital requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
March 31, 2007 and 2006

Overview. The Company earned net income of $307,000 or $.28 per diluted share, for the quarter ended March 31, 2007, as compared to net income of $235,000 or $.21 per diluted share, for the first quarter of 2006. This increase of $72,000 or $0.07 per diluted share in net operating results was principally attributable to a decrease in the provision for loan losses. Provision for loan losses decreased from $395,000 in 2006 to $187,000 for the first quarter of 2007, while non-interest expense increased from $902,000 to $1,117,000 during the same time period. The variances are discussed in detail below.

Net Interest Income. Net interest income increased to $1.5 million for the quarter ended
March 31, 2007, an $82,000, or 5.8% increase from the $1.4 million earned in first quarter of 2006. Total interest income increased to $3.1 million for the March 2007 quarter, a $502,000, or 19.3% increase from the $2.6 million earned in the first quarter of 2006. Total interest income for the first quarter of 2007 benefited from both the growth in the level of average earning assets and an increase in interest rates as compared to the quarter ended March 31, 2006. Average total interest-earning assets increased by $15.1 million, or 10.0%, compared to the three months ended March 31, 2006, while the average balance of total interest-bearing liabilities increased by $18.7 million, or 14.9% for the same comparable period. As a result of the flat or inverted yield curve, we have experienced a declining net interest spread. Although the yield on interest earning assets increased from 7.14% at March 31, 2006 to 7.49% at March 31, 2007, the cost of interest bearing liabilities increased from 3.43% to 4.08% during the same period. This resulted in a decline in the net interest spread from 3.71% as of March 31, 2006 to 3.41% as of March 31, 2007.

Provision for Loan Losses. The Bank recorded a $187,000 provision for loan losses, after $22,000 in net charge-offs in the first quarter of 2007, compared to the $395,000 provision made in the same quarter of 2006 after net charge-offs of $496,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first quarter of 2007 the provision for loan losses was made principally in response to the increase in loans whereas the provision for loan losses in the first quarter of 2006 was principally in response to risk changes in the portfolio and asset quality. The allowance for loan losses at March 31, 2007 was $1,852,000, representing 1.42% of loans outstanding, up from 1.40% of total loans outstanding at December 31, 2006. Nonperforming loans totaled $1,334,000 and $1,369,000 at March 31, 2007 and December 31, 2006, respectively

Non-Interest Income. Non-interest income increased $24,000 to $258,000 for the quarter ended March 31, 2007, as compared with $234,000 for the three months ended March 31, 2006. Service charges on deposit accounts, which represent a relatively stable and predictable source of non-interest income, totaled $138,000 for first quarter of 2007 as compared with $128,000 for the first quarter of 2006, with the increase resulting principally from deposit growth from period to period. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $60,000 in first quarter of 2007, a decrease of $7,000 from the $67,000 earned during the first quarter of 2006. The decrease is related to the general slowdown in mortgage lending as compared to early 2006.

Non-Interest Expense. Non-interest expense totaled $1.1 million for the three months ended March 31, 2007, an increase from total non-interest expense of $902,000 for the three months ended March 31, 2006. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, and a general increase in other costs related to the growth of the Bank. The Company’s plan for 2007 calls for continued asset growth, and management expects that growth in revenues will continue to exceed increases in non-interest expenses.

Income Taxes. The Bank provided $142,000 for income taxes during the three months ended
March 31, 2007. The Bank had $115,000 in income tax expense for the three months ended March 31, 2006. The decrease in the effective tax rate from 32.9% to 31.6% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 23.8% of our total assets at March 31, 2007. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $15.2 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) we may obtain longer-term advances up to 10% of our assets. As of March 31, 2007, we had $6.3 million in advances outstanding with the FHLB of Atlanta.
Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Bank had a Tier 1 leverage ratio of 9.86% as of March 31, 2007, and at that date exceeded the regulatory capital levels above which an institution is considered to be “well capitalized.” Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Item 1. Legal Proceedings

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

CB FINANCIAL CORPORATION

Date: May 10, 2007	By:	/s/ Norman B. Osborn
Norman B. Osborn President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Dora Kicklighter
Dora Kicklighter Principal Accounting Officer