Form 10QSB
period 2007-06-30
CB Financial CORP
filed 2007-08-13
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

As of August 4, 2007, there were 1,070,208 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -	Controls and Procedures	15

Part II.	OTHER INFORMATION

Item 1 -	Legal Proceedings	16

Item 4-	Submission of Matters to a Vote of Security Holders	16

Item 6 -	Exhibits	16

Signatures		18

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007	December 31,
	(Unaudited)	2006 *
	(Amounts in thousands,
	except share data)
ASSETS
Cash and due from banks	$3,728	$4,321
Interest-earning deposits in banks	2,085	4,183
Federal funds sold	4,893	5,879
Time deposits	1,379	1,140
Investment securities available for sale, at fair value	31,502	29,684
Loans	131,857	120,619
Allowance for loan losses	(2,044)	(1,687)
NET LOANS	129,813	118,932
Accrued interest receivable	985	887
Stock in Federal Home Loan Bank of Atlanta, at cost	597	594
Premises and equipment	2,254	2,312
Bank-owned life insurance	4,443	1,390
Real estate owned	285	452
Other assets	1,819	1,384
TOTAL ASSETS	$183,783	$171,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$11,087	$11,896
Savings	1,365	1,144
Money market and NOW	38,189	35,825
Time	109,214	98,546
TOTAL DEPOSITS	159,855	147,411
Long term borrowings	11,405	11,405
Accrued interest payable	300	271
Accrued expenses and other liabilities	224	328
TOTAL LIABILITIES	171,784	159,415
Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized, none issued	-	-
Common stock, no par value, 80,000,000 shares authorized;
1,070,208 shares issued and outstanding	10,600	10,586
Retained earnings	1,804	1,212
Accumulated other comprehensive loss	(405)	(55)
TOTAL STOCKHOLDERS’ EQUITY	11,999	11,743
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$183,783	$171,158

*Derived from audited financial statements.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,720	$2,376	$5,327	$4,607
Investments	376	224	753	424
Federal funds sold	58	70	109	122
Interest-earning bank deposits	30	50	82	103
Other interest and dividends	22	37	41	105

TOTAL INTEREST INCOME	3,206	2,757	6,312	5,361

INTEREST EXPENSE
Money market, NOW and savings deposits	249	211	482	492
Time deposits	1,319	949	2,546	1,719
Borrowings	152	152	303	292

TOTAL INTEREST EXPENSE	1,720	1,312	3,331	2,503

NET INTEREST INCOME	1,486	1,445	2,981	2,858

PROVISION FOR LOAN LOSSES	217	332	404	727

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,269	1,113	2,577	2,131

NON-INTEREST INCOME
Service charges on deposit accounts	132	139	270	267
Mortgage operations	72	96	132	163
Other income	102	18	162	57

TOTAL NON-INTEREST INCOME	306	253	564	487

NON-INTEREST EXPENSE
Salaries and employee benefits	632	549	1,303	1,088
Occupancy and equipment	99	112	192	189
Data processing expenses	137	145	256	258
Other (Note D)	319	245	553	418
TOTAL NON-INTEREST EXPENSE	1,187	1,051	2,304	1,953

INCOME BEFORE INCOME TAXES	388	315	837	665

INCOME TAXES	103	92	245	207
NET INCOME	$285	$223	$592	$458

Net Income Per Common Share
Basic	$.27	$.21	$.55	$.43
Diluted	.25	.20	.53	.42

Weighted Average Shares Outstanding
Basic	1,070,208	1,064,253	1,070,208	1,064,253
Diluted	1,121,149	1,100,877	1,118,905	1,098,472

See accompanying notes

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, _
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$592	$458
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	60	88
Stock based compensation expense	14	-
Provision for loan losses	404	727
Provision for losses on real estate owned	-	10
Gain on sale of real estate owned	(4)	-
Earnings on bank-owned life insurance	(53)	(26)
Deferred income tax expense (benefit)	62	(188)
Change in assets and liabilities:
Increase in accrued interest receivable	(98)	(128)
Increase in other assets	(277)	(311)
Increase in accrued interest payable	29	23
Decrease in accrued expenses and other liabilities	(103)	(294)

NET CASH PROVIDED BY
OPERATING ACTIVITIES	626	359

CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities (purchases) of time deposits	(240)	4,489
Purchase of available-for-sale investments	(5,235)	(5,139)
Maturities, sales and calls of available for sale investments	2,853	1,709
Purchase of bank owned life insurance	(3,000)	-
Net increase in loans	(11,299)	(2,203)
Proceeds from sale of real estate owned	185	32
Purchase of Federal Home Loan Bank stock	(3)	(65)
Purchases of bank premises and equipment	(9)	(649)

NET CASH USED BY
INVESTING ACTIVITIES	(16,748)	(1,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	12,445	6,946
Decrease in Federal Home Loan Bank advances	-	(83)
Net repayments of short term borrowings	-	(1,055)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	12,445	5,808

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(3,677)	4,341

CASH AND CASH EQUIVALENTS, BEGINNING	14,383	9,510
CASH AND CASH EQUIVALENTS, ENDING	$10,706	$13,851

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,302	$2,480
Income taxes paid	390	779

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the “Company”) and its wholly-owned subsidiary, Cornerstone Bank. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

In June 2005, the shareholders of Cornerstone Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of CB Financial Corporation, a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization (the “Reorganization”), one share of CB Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of Cornerstone Bank's $5.00 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank and the common shares of CB Financial Capital Trust I, a Connecticut statutory trust to facilitate the issuance of $5 million of trust preferred securities.

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

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 28 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

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

Once a year, participants in the Purchase Plan purchase the Company’s common stock at the lesser of : (a) eighty-five percent (85%) of the fair market value of the common stock on the date of grant, or (b) eighty-five percent (85) of the fair market value of the common stock on the purchase date. Participants are permitted to purchase shares under the Purchase Plan up to a maximum purchase amount not to exceed $25,000 in fair market value. Options granted each year to purchase shares under the Purchase Plan expire at the end of each calendar year.

The fair value of each option grant under the Purchase Plan was estimated on the date of grant using the same option valuation model used for options granted under the Plans and assumes that service period requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation is reversed. For options granted under the Purchase Plan during the six months ended June 30, 2007, we have used the following assumptions in our determination of fair value: expected-volatility of 9.10%; expected dividends of zero, and risk free interest rate of 4.38%. For options granted under the Purchase Plan during the six months ended June 30, 2006, we have used the following assumptions in our determination of fair value: expected-volatility of 5.21%; expected dividends of zero, and risk free interest rate of 4.38%. The expected term for options granted under the Purchase Plan is one year at the grant date and .5 years at June 30, 2007.

On January 1, 2007, the Company granted 8,000 options which are scheduled to vest on December 31, 2007. The aggregate intrinsic value of these options totaled approximately $21,000 as of the grant date and $39,000 as of June 30, 2007, respectively.

The weighted-average grant-date fair value of options granted under the Purchase Plan during the six months ended June 30, 2007 was $3.44. No options were exercised under the Purchase Plan during the six months ended June 30, 2007 and June 30, 2006. As of June 30, 2007, there was approximately $14,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Purchase Plan; that cost is expected to be recognized over the remaining quarters of 2007. During the six months ended June 30, 2007 and 2006, we recorded $14,000 and zero respectively in stock based compensation expense related to this plan.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS

Following is a summary of activity in the allowance for loan losses for the periods indicated:

	Six Months Ended
	June 30
	2007	2006
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,687	$1,775
Provision for loan losses	404	727
Loans charged-off	(81)	(1,046)
Recoveries	34	131

Allowance for loan losses at end of period	$2,044	$1,587

Allowance for loan losses as a percent of loans at period end	1.55%	1.37%

At June 30, 2007, the Company had loan commitments outstanding of $270,000, pre-approved but unused lines of credit totaling $30.5 million and commercial and standby letters of credit of approximately $497,000. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Postage, printing and office supplies	$34	$18	$48	$46
Advertising and promotion	32	40	72	65
Professional services	91	71	155	107
Other	162	116	278	200

Total	$319	$245	$553	$418

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$285	$223	$592	$458
Other comprehensive income (loss):
Net decrease in the
fair value of investment securities
available for sale, net of tax	(378)	(145)	(350)	(170)

Total comprehensive income (loss)	$(93)	$78	$242	$288

NOTE F - PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate to outstanding stock options and are determined using the treasury stock method.

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average outstanding
shares used for basic EPS	1,070,208	1,064,253	1,070,208	1,064,253

Plus incremental shares from
assumed exercise of:
Stock options	49,915	36,256	47,926	34,105
Employee stock purchase plan options	1,026	367	771	114

Weighted average outstanding
shares used for diluted EPS	1,121,149	1,100,877	1,118,905	1,098,472

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

NOTE G - RECLASSIFICATIONS

Certain amounts presented on the accompanying consolidated financial statements as of June 30, 2006 have been reclassified to conform to the presentation as of June 30, 2007. The reclassifications had no effect on the net income or total stockholder’s equity as previously reported.

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

FINANCIAL CONDITION AT
June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $183.8 million compared with $171.2 million at December 31, 2006, an increase of $12.6 million, or 7.4%. The increase in assets was mainly comprised of a $10.9 million, or 9.1%, increase in loans during the period to $129.8 million as of June 30, 2007. In addition, the Company purchased bank owned life insurance (“BOLI”) in the amount of $3.0 million. The increase in loans and BOLI was funded by an 8.4%, or $12.4 million, increase in deposits and a reduction in liquid investments of $1.6 million. Liquid investments totaled $43.6 million, or 23.7% of assets, at June 30, 2007 and consists of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities available for sale.

Total stockholders’ equity increased from $11.7 million at December 31, 2006 to $12.0 million at June 30, 2007. The increase was the result of retention of $592,000 in earnings, net of $350,000 in other comprehensive loss related to the net decrease in the fair value of investment securities available for sale. At June 30, 2007, both the Bank and Company’s capital exceeded the levels that are deemed to be “well-capitalized” under applicable regulatory capital requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
June 30, 2007 and 2006

Overview. Net income for the quarter ended June 30, 2007 was $285,000, or $.25 per diluted share compared to $223,000, or $.20 per diluted share, for the quarter ended June 30, 2006. The increase in earnings was primarily attributable to a reduction in the provision for loan losses. The provision for loan losses declined by $115,000, to $217,000 for the second quarter of 2007, versus $332,000 for the comparable quarter in 2006.

Other variances are discussed below.

Net Interest Income. Net interest income increased by $41,000, or 2.8%, from $1.45 million for the 2006 quarter to $1.49 million for the quarter ended June 30, 2007. Total interest income, which increased by $449,000, or 16.3%, benefited from a higher volume of earning assets and a higher yield earned on those assets. Average earning assets and the yield earned on average assets increased by $21.0 million and 19 basis points, respectively, from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. Total interest expense increased by $408,000, or 31.1%, due to the higher level of average interest-bearing liabilities used to support asset growth and an approximate 55 basis points increase in cost from the second quarter of 2006 to the second quarter of 2007.

Our balance sheet is asset sensitive and benefited from several prime rate increases through June 30, 2006. Since that time, the prime rate has remained at 8.25% and we have experienced some net interest margin compression.

Provision for Loan Losses. The Bank recorded a $217,000 provision for loan losses, after $26,000 in net charge-offs in the second quarter of 2007, compared to the $332,000 provision made in the same quarter of 2006 after net charge-offs of $419,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the second quarter of 2006 the provision for loan losses was made principally in response to risk changes in the portfolio and charge-offs. The allowance for loan losses at June 30, 2007 was $2,044,000, representing 1.55% of total loans outstanding, up from $1,587,000, 1.37% of total loans outstanding at June 30, 2006 due to reclassification of risk grade. Nonperforming loans totaled $1,312,000 and $1,492,000 at June 30, 2007 and June 30, 2006, respectively.

Non-Interest Income. Non-interest income increased $53,000, or 20.9%, to $306,000 for the quarter ended June 30, 2007, as compared with $253,000 for the three months ended June 30, 2006. Service charges on deposit accounts declined slightly as a result of reduced fees earned on insufficient fund charges, and totaled $132,000 for second quarter of 2007 as compared with $139,000 for the second quarter of 2006. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $72,000 in the second quarter of 2007, a decrease of $24,000 from the $96,000 earned during the second quarter of 2006. Other income totaled $102,000 for the quarter ended June 30, 2007, an increase of $84,000 from $18,000 earned during the quarter ended June 30, 2006. Earnings from BOLI represented $41,000 of the total for the 2007 quarter, up $28,000 from the 2006 second quarter as a result of the $3 million purchase of BOLI discussed above. The other major difference in other income resulted from a $49,000 loss on the sale of real estate owned recorded during the second quarter of 2006.

Non-Interest Expenses. Non-interest expenses totaled $1,187,000 for the three months ended June 30, 2007, an increase or $136,000, or 12.9%, from total non-interest expenses of $1,051,000 for the three months ended June 30, 2006. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, professional fees, and an increase of $24,000 in FDIC insurance.

Income Taxes. The Company provided $103,000 for income taxes during the three months ended
June 30, 2007. The Company had $92,000 in income tax expense for the three months ended June 30, 2006. The decrease in the effective tax rate from 29.2% to 26.6% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities and BOLI.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
June 30, 2007 and 2006

Net Income. Net income for the six months ended June 30, 2007 was $592,000, or $.53 per diluted share compared to $458,000, or $.42 per diluted share, for the six months ended June 30, 2006. The annualized return on average assets was 0.67% and 0.59% for the two periods ended June 30, 2007 and 2006, respectively. The annualized return on average equity for the current period was 9.89% compared to 8.63% for the prior period. The increase in earnings and returns on assets and equity was primarily attributable to a reduction in the provision for loan losses. The provision for loan losses declined by $323,000 to $404,000 for the first half of 2007 versus $727,000 for the comparable period in 2006.

Other variances are discussed below.

Net Interest Income. Net interest income increased to $2,981,000 for the six months ended
June 30, 2007, a $123,000 or 4.3% increase from the $2,858,000 earned in first six months of 2006. Total interest income, which increased by $951,000, or 17.7%, benefited from a higher volume of earning assets and a higher yield earned on those assets. Average earning assets and the yield earned on average assets increased by $18.1 million and 39 basis points, respectively, from the six months ended June 30, 2006 to the six months ended June 30, 2007. Total interest expense increased by $828,000, or 33.1%, due to the higher level of average interest-bearing liabilities used to support asset growth and an approximate 61 basis points increase in cost from the first half of 2006 to the first half of 2007.

Our balance sheet is asset sensitive and benefited from several prime rate increases through June 30, 2006. Since that time, the prime rate has remained at 8.25% and we have experienced some net interest margin compression.

Provision for Loan Losses. The Bank recorded a $404,000 provision for loan losses, after $47,000 in net charge-offs in the first half of 2007, compared to the $727,000 provision made in the same half of 2006 after net charge-offs of $915,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first half of 2006 the provision for loan losses was made principally in response to risk changes in the portfolio and charge-offs. The allowance for loan losses at June 30, 2007 was $2,044,000, representing 1.55% of total loans outstanding, up from $1,587,000, 1.37% of total loans outstanding at June 30, 2006 due to reclassification of risk grade. Nonperforming loans totaled $1,312,000 and $1,492,000 at June 30, 2007 and June 30, 2006, respectively.

Non-Interest Income. Non-interest income increased $77,000, or 15.8%, to 564,000 for the six months ended June 30, 2007, as compared with $487,000 for the six months ended June 30, 2006. Service charges on deposit accounts increased slightly and totaled $270,000 for first half of 2007 as compared with $267,000 for the first half of 2006. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $132,000 in the first half of 2007, a decrease of $31,000 from the $163,000 earned during the first half of 2006. Other income totaled $162,000 for the six months ended June 30, 2007, an increase of $105,000 from $57,000 earned during the six months ended June 30, 2006. Earnings from BOLI represented $27,000 of the total for the 2007 period, up $27,000 from the 2006 first half as a result of the $3 million purchase of BOLI discussed above. The other major difference in other income resulted from a $49,000 loss on the sale of real estate owned recorded during the first half of 2006.

Non-Interest Expenses. Non-interest expenses totaled $2,304,000 for the six months ended June 30, 2007, an increase or $351,000, or 18.0%, from total non-interest expenses of $1,953,000 for the six months ended June 30, 2006. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, professional fees, and an increase of $24,000 in FDIC insurance.

Income Taxes. The Company provided $245,000 for income taxes during the six months ended
June 30, 2007. The Company had $207,000 in income tax expense for the six months ended June 30, 2006. The decrease in the effective tax rate from 31.1% to 29.2% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities and BOLI.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposit with other banks, federal funds sold and investment securities classified as available for sale) comprised 23.7% of our total assets at June 30, 2007. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $15.2 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) we may obtain longer-term advances up to 10% of our assets. As of June 30, 2007, we had $6.3 million in advances outstanding with the FHLB of Atlanta. Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Bank had a Tier 1 leverage ratio of 9.63% as of June 30, 2007, and at that date exceeded the regulatory capital levels above which an institution is considered to be “well capitalized.” Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company’s Stockholders was held on May 24, 2007. Of 1,070,208 shares entitled to vote at the meeting, 622,593 shares were represented in person or by proxy. The following matters were voted on at the meeting:

Proposal 1:	To elect three members of the Board of Directors for a three-year term until the Annual Meeting of Shareholders in 2009. Votes for each nominee were as follows:

Name	For	Withheld
John C. Anthony, Jr.	621,569	1,024
Robert E. Kirkland III	619,953	2,640
W. Coalter Paxton III	621,478	1,115

The following directors continue in office after the meeting:

Thomas E. Brown III	Gregory A. Turnage	S. Christopher Williford
Norman B. Osborn	Judy A. Muirhead	David W. Woodard

Proposal 2: To ratify the appointment of Elliott Davis, LLC as the Bank’s independent auditor for the year ending December 31, 2007.

For	Against	Abstain
620,971	196	1,426

Item 6. Exhibits

Exhibit Name	Description

Exhibit (2)	Articles of Share Exchange and Agreement and Plan of Reorganization dated May 26, 2005, incorporated herein by reference to Exhibit (2) to the Form 8-K filed with the SEC on June 10, 2005

Exhibit 3(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on June 10, 2005

Exhibit 3(ii)	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed with the SEC on June 10, 2005

Exhibit 4(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on June 10, 2005

Exhibit 4(ii)	Indenture dated July 12, 2005 between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4(i) to the Form 8-K filed with the SEC on July 15, 2005

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

CB FINANCIAL CORPORATION

Date: August 10, 2007	By:	/s/ Norman B. Osborn
Norman B. Osborn
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Dora Kicklighter
Dora Kicklighter
Principal Accounting Officer