Form 10QSB
period 2007-09-30
CB Financial CORP
filed 2007-11-13
CIK 1329385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-51351

CB FINANCIALCORPORATION
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
Yes ☐  No ☒

As of November 9, 2007, there were 1,070,169 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations
	Three Months and Nine Months Ended September 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -	Controls and Procedures	15

Part II.	OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS	16

Item 6 -	Exhibits	16

Signatures		18

See accompanying notes.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007	December 31, 2006 *
	(Unaudited)
	(Amounts in thousands, except share data)

ASSETS
Cash and due from banks	$3,649	$4,321
Interest-earning deposits in banks	1,836	4,183
Federal funds sold	8,285	5,879
Time deposits	1,927	1,140
Investment securities available for sale, at fair value	37,098	29,684

Loans	128,580	120,619
Allowance for loan losses	(2,046)	(1,687)
NET LOANS	126,534	118,932

Accrued interest receivable	947	887
Stock in Federal Home Loan Bank of Atlanta, at cost	597	594
Premises and equipment	2,229	2,312
Bank-owned life insurance	4,489	1,390
Real estate owned	1,103	452
Other assets	1,677	1,384

TOTAL ASSETS	$190,371	$171,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$11,528	$11,896
Savings	1,437	1,144
Money market and NOW	37,857	35,825
Time	114,781	98,546

TOTAL DEPOSITS	165,603	147,411

Long term borrowings	11,405	11,405
Accrued interest payable	310	271
Accrued expenses and other liabilities	317	328
TOTAL LIABILITIES	177,635	159,415

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized, none issued	-	-
Common stock, no par value, 80,000,000 shares authorized;
1,070,208 shares issued and outstanding	10,607	10,586
Retained earnings	2,164	1,212
Accumulated other comprehensive loss	(35)	(55)
TOTAL STOCKHOLDERS’ EQUITY	12,736	11,743
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$190,371	$171,158

*Derived from audited financial statements.

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,772	$2,468	$8,099	$7,075
Investments	408	286	1,161	710
Federal funds sold	117	77	226	200
Interest-earning bank deposits	26	11	108	97
Other interest and dividends	29	82	70	203

TOTAL INTEREST INCOME	3,352	2,924	9,664	8,285

INTEREST EXPENSE
Money market, NOW and savings deposits	285	196	767	688
Time deposits	1,414	1,119	3,960	2,838
Borrowings	151	153	454	445

TOTAL INTEREST EXPENSE	1,850	1,468	5,181	3,971

NET INTEREST INCOME	1,502	1,456	4,483	4,314

PROVISION FOR LOAN LOSSES	17	11	421	738

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,485	1,145	4,062	3,576

NON-INTEREST INCOME
Service charges on deposit accounts	142	117	412	384
Mortgage operations	80	74	212	237
Other income	86	32	248	89

TOTAL NON-INTEREST INCOME	308	223	872	710

NON-INTEREST EXPENSE
Salaries and employee benefits	718	635	2,021	1,722
Occupancy and equipment	117	85	308	274
Data processing expenses	151	132	407	390
Other (Note D)	320	219	874	638

TOTAL NON-INTEREST EXPENSE	1,306	1,071	3,610	3,024

INCOME BEFORE INCOME TAXES	487	597	1,324	1,262

INCOME TAXES	127	202	372	409

NET INCOME	$360	$395	$952	$853

Net Income Per Common Share
Basic	$.34	$.37	$.89	$.80
Diluted	.32	.36	.85	.77

Weighted Average Shares Outstanding
Basic	1,070,169	1,064,253	1,070,169	1,064,253
Diluted	1,124,003	1,106,008	1,122,107	1,102,347

See accompanying notes.

CB FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, _
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$952	$853
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	90	122
Stock based compensation expense	21	17
Provision for loan losses	421	738
Provision for losses on real estate owned	-	10
Loss on sale of real estate owned	11	49
Earnings on bank-owned life insurance	(99)	(39)
Deferred income tax expense (benefit)	62	-
Change in assets and liabilities:
Increase in accrued interest receivable	(60)	(190)
Increase in other assets	(367)	(383)
Increase in accrued interest payable	39	25
Decrease in accrued expenses and other liabilities	(10)	(63)

NET CASH PROVIDED BY
OPERATING ACTIVITIES	1,085	1,139

CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities (purchases) of time deposits	(787)	4,313
Purchase of available-for-sale investments	(11,522)	(11,442)
Maturities, sales and calls of available for sale investments	4,150	3,123
Purchase of bank owned life insurance	(3,000)	-
Net increase in loans	(8,818)	(2,711)
Net proceeds from sale of real estate owned	133	282
Purchase of Federal Home Loan Bank stock	(3)	(65)
Purchases of bank premises and equipment	(18)	(678)

NET CASH USED BY
INVESTING ACTIVITIES	(19,890)	(7,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	18,192	14,131
Decrease in Federal Home Loan Bank advances	-	(83)
Cash dividends paid for fractional shares	-	(12)
Net repayments of short term borrowings	-	(1,055)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	18,192	12,981

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(613)	6,942

CASH AND CASH EQUIVALENTS, BEGINNING	14,383	9,510

CASH AND CASH EQUIVALENTS, ENDING	$13,770	$16,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,142	$3,946
Income taxes paid	599	779
Transfers of loans to Real Estate Owned	795	-

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of CB Financial Corporation (the “Company”) and its wholly-owned subsidiary, Cornerstone Bank. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

In September 2005, the shareholders of Cornerstone Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of CB Financial Corporation, a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization (the “Reorganization”), one share of CB Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of Cornerstone Bank's $5.00 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank and the common shares of CB Financial Capital Trust I, a Connecticut statutory trust to facilitate the issuance of $5 million of trust preferred securities.

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

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) is a voluntary plan that enables eligible employees of the Bank to purchase shares of the Company’s common stock based on their continued service over a specified period of time. The Purchase Plan is administered by a committee of the Board of Directors, which has a broad discretionary authority to administer the Purchase Plan. The Company’s Board of Directors may amend or terminate the Purchase Plan any time. The Purchase Plan is intended to be qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.

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

The fair value of each option grant under the Purchase Plan was estimated on the date of grant using the same option valuation model used for options granted under the Plans and assumes that service period requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation is reversed. For options granted under the Purchase Plan during the nine months ended September 30, 2007, we have used the following assumptions in our determination of fair value: expected-volatility of 9.10%; expected dividends of zero, and risk free interest rate of 4.38%. For options granted under the Purchase Plan during the nine months ended September 30, 2006, we have used the following assumptions in our determination of fair value: expected-volatility of 5.21%; expected dividends of zero, and risk free interest rate of 4.38%. The expected term for options granted under the Purchase Plan is one year at the grant date and .25 years at September 30, 2007.

On January 1, 2007, the Company granted 8,000 options which are scheduled to vest on December 31, 2007. The aggregate intrinsic value of these options totaled approximately $21,000 as of the grant date and $39,000 as of September 30, 2007, respectively.

The weighted-average grant-date fair value of options granted under the Purchase Plan during the nine months ended September 30, 2007 was $3.44. No options were exercised under the Purchase Plan during the nine months ended September 30, 2007 and September 30, 2006. As of September 30, 2007, there was approximately $7,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Purchase Plan; that cost is expected to be recognized over the final quarter of 2007. During the nine months ended September 30, 2007 and 2006, we recorded $21,000 and $17,000 respectively in stock based compensation expense related to this plan.

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS

Following is a summary of activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended
	September 30
	2007	2006
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$1,687	$1,775
Provision for loan losses	421	738
Loans charged-off	(128)	(1,126)
Recoveries	66	257

Allowance for loan losses at end of period	$2,046	$1,644

Allowance for loan losses as a percent of loans
at period end	1.59%	1.42%

At September 30, 2007, the Company had loan commitments outstanding of $255,000, pre-approved but unused lines of credit totaling $35.6 million and commercial and standby letters of credit of approximately $282,000. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NOTE D - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Postage, printing and office supplies	$23	$24	$71	$74
Advertising and promotion	30	26	102	91
Professional services	106	49	261	156
Other	161	120	440	317

Total	$320	$219	$874	$638

See accompanying notes

CB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net income	$360	$395	$952	$853

Other comprehensive income (loss):
Net decrease in the
fair value of investment securities
available for sale, net of tax	37	91	19	90
Decrease from transfer of securities
held to maturity to available for
sale	-	-	-	(82)

Total comprehensive income	$397	$486	$971	$861

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average outstanding
shares used for basic EPS	1,070,169	1,064,253	1,070,169	1,064,253

Plus incremental shares from
assumed exercise of:
Stock options	52,214	40,010	50,524	36,691
Employee stock purchase plan options	1,621	1,745	1,414	1,403

Weighted average outstanding
shares used for diluted EPS	1,124,003	1,106,008	1,122,107	1,102,347

No adjustments were required to be made to net income in the computation of diluted earnings per share.

See accompanying notes

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

NOTE G - RECLASSIFICATIONS

Certain amounts presented on the accompanying consolidated financial statements as of September 30, 2006 have been reclassified to conform to the presentation as of September 30, 2007. The reclassifications had no effect on the net income or total stockholder’s equity as previously reported.

NOTE H - SUBSEQUENT EVENT

On October 25, 2007, the Company filed a preliminary proxy statement and other documents with the Securities and Exchange Commission regarding a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and, therefore, terminate its obligations to file reports with the Securities and Exchange Commission.

This transaction would be accomplished through an amendment to the Company’s Articles of Incorporation, which would provide for the following: (i) a 1-for-132 reverse stock split of the Company’s common stock with a cash payout for fractional shares resulting from the reverse split (the “Reverse Stock Split”), (ii) a 132-for-1 forward stock split to be effective following the Reverse Stock Split (the “Forward Stock Split”), (iii) the conversion of all outstanding shares of Common Stock held by record shareholders owning fewer than 264 shares following the Reverse Stock Split and the Forward Stock Split to a new class of Series B Preferred Stock and (iv) the conversion of all outstanding shares of Common Stock held by record shareholders owning 264 or more shares, but fewer than 792 shares, following the Reverse Stock Split and the Forward Stock Split to a new class of Series A Preferred Stock (the Series A and Series B conversions, collectively, are the “Conversions”).  After the Reverse Stock Split, but prior to the Forward Stock Split, stockholders will receive cash in lieu of any fractional shares equal to $20.00 for each pre-split share.

If, after the Conversions, the Company has fewer than 300 stockholders of record, the Company intends to terminate the registration of its common stock under the Securities and Exchange Act of 1934, as amended, and become a non-reporting company. If that occurs, the Company will no longer file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, and it will no longer be subject to the SEC’s proxy rules.

For more information, please refer to the applicable exhibits referenced in Part II, Item 6 of this Form 10-QSB.

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

FINANCIAL CONDITION AT
September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $190.4 million compared with $171.2 million at December 31, 2006, an increase of $19.2 million, or 11.2%. The increase in assets was mainly comprised of (1) a $7.6 million, or 6.4%, increase in loans during the period to $126.5 million as of September 30, 2007; (2) a $7.4 million, or 25.0% increase in investment securities during the period to $37.1 million as of September 30, 2007; and (3) the purchase of bank owned life insurance (“BOLI”) in the amount of $3.0 million. The increase in assets was primarily funded by a 12.3%, or $18.2 million, increase in deposits. Liquid investments totaled $52.8 million, or 27.7% of assets, at September 30, 2007 and consists of cash and due from banks, interest-earning deposits in other banks, federal funds sold, time deposits and investment securities available for sale.

Total stockholders’ equity increased from $11.7 million at December 31, 2006 to $12.7 million at September 30, 2007. The increase was the result of retention of $952,000 in earnings, plus $19,000 in other comprehensive income related to the net increase in the fair value of investment securities available for sale.

At September 30, 2007, both the Bank and Company’s capital exceeded the levels that are deemed to be “well-capitalized” under applicable regulatory capital requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
September 30, 2007 and 2006

Overview. Net income for the quarter ended September 30, 2007 was $360,000, or $.32 per diluted share compared to $395,000, or $.36 per diluted share, for the quarter ended September 30, 2006, representing a decline of $35,000, or 8.9%. The decrease in earnings was primarily attributable to an increase in non-interest expenses as discussed further below.

Net Interest Income. Net interest income increased by $46,000, or 3.2%, from $1.46 million for the 2006 quarter to $1.50 million for the quarter ended September 30, 2007. Total interest income, which increased by $428,000, or 14.6%, benefited from a higher volume of earning assets and a slightly higher yield earned on those assets. Average earning assets and the yield earned on average assets increased by $23.0 million and one basis point, respectively, from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. Total interest expense increased by $382,000, or 26.0%, due to the higher level of average interest-bearing liabilities used to support asset growth and an increase of 29 basis points in the cost of funds from the third quarter of 2006 to the third quarter of 2007.

Our balance sheet is asset sensitive and benefited from several prime rate increases through June of 2006. Since that time, the prime rate has remained at 8.25% until a decline of 50 basis points, to 7.75%, on September 19, 2007. As a result of this flat (and recently declining) rate environment, we have experienced some net interest margin compression.

Provision for Loan Losses. The Bank recorded a $17,000 provision for loan losses, after $15,000 in net charge-offs in the third quarter of 2007, compared to the $11,000 provision made in the same quarter of 2006 after net charge-offs of $80,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. The provision for loan losses in both the third quarters of 2007 and 2006 was small relative to other periods as total loans outstanding actually declined during both periods.

The allowance for loan losses at September 30, 2007 was $2,046,000, representing 1.59% of total loans outstanding, up from $1,644,000, or 1.42% of total loans outstanding at September 30, 2006, Nonperforming loans totaled $408,000 and $1,536,000 at September 30, 2007 and September 30, 2006, respectively.

Non-Interest Income. Non-interest income increased $85,000, or 38.1%, to $308,000 for the quarter ended September 30, 2007, as compared with $223,000 for the quarter ended September 30, 2006. Service charges on deposit accounts increased primarily as a result of fees earned on insufficient fund charges, which totaled $121,000 for the third quarter of 2007 as compared with $94,000 for the third quarter of 2006. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $80,000 in the third quarter of 2007, an increase of $6,000 from the $74,000 earned during the third quarter of 2006. Other income totaled $86,000 for the quarter ended September 30, 2007, an increase of $54,000 from $32,000 earned during the quarter ended September 30, 2006. Earnings from BOLI represented $46,000 of the total for the 2007 quarter, up $33,000 from the 2006 third quarter as a result of the $3 million purchase of BOLI discussed above.

Non-Interest Expenses. Non-interest expenses totaled $1,306,000 for the three months ended September 30, 2007, an increase or $235,000, or 21.9%, from total non-interest expenses of $1,071,000 for the three months ended September 30, 2006. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, professional fees, and an increase of $24,000 in FDIC insurance.

Income Taxes. The Company provided $127,000 for income taxes during the three months ended
September 30, 2007. The Company had $202,000 in income tax expense for the three months ended September 30, 2006. The decrease in the effective tax rate from 33.8% to 26.1% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities and BOLI.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
September 30, 2007 and 2006

Net Income. Net income for the nine months ended September 30, 2007 was $952,000, or $.85 per diluted share compared to $853,000, or $.77 per diluted share, for the nine months ended September 30, 2006. The annualized return on average assets was 0.70% and 0.72% for the two periods ended September 30, 2007 and 2006, respectively. The annualized return on average equity for the current period was 10.53% compared to 10.61% for the prior period. The increase in earnings was primarily attributable growth in net interest income and a reduction in the provision for loan losses. The provision for loan losses declined by $317,000 to $421,000 for the first nine months of 2007 versus $738,000 for the comparable period in 2006.

Other variances are discussed below.

Net Interest Income. Net interest income increased to $4,483,000 for the nine months ended September 30, 2007, a $169,000 or 3.9% increase from the $4,314,000 earned in the first nine months of 2006. Total interest income, which increased by $1,379,000, or 16.6%, benefited from both a higher volume of earning assets and a higher yield earned on those assets. Average earning assets and the yield earned on average assets increased by $19.7 million and 27 basis points, respectively, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Total interest expense increased by $1,210,000, or 30.5%, due to the higher level of average interest-bearing liabilities used to support asset growth and an approximate 50 basis points increase in cost from the first nine months of 2006 to the first nine months of 2007.

Our balance sheet is asset sensitive and benefited from several prime rate increases through June of 2006. Since that time, the prime rate has remained at 8.25% until a decline of 50 basis points, to 7.75%, on September 19, 2007. As a result of this flat (and recently declining) rate environment, we have experienced some net interest margin compression.

Provision for Loan Losses. The Bank recorded a $421,000 provision for loan losses, after $62,000 in net charge-offs in the first nine months of 2007, compared to the $738,000 provision made in the same period of 2006 after net charge-offs of $1,126,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair values of underlying collateral, current economic conditions, the views of the Bank’s regulators (who have the authority to require additional reserves), and geographic and industry loan concentrations. In the first half of 2006 the provision for loan losses was made principally in response to risk changes in the portfolio and charge-offs.

The allowance for loan losses at September 30, 2007 was $2,046,000, representing 1.59% of total loans outstanding, up from $1,644,000, or 1.42% of total loans outstanding at September 30, 2006, Nonperforming loans totaled $408,000 and $1,536,000 at September 30, 2007 and September 30, 2006, respectively.

Non-Interest Income. Non-interest income increased $162,000, or 22.8%, to $872,000 for the nine months ended September 30, 2007, as compared with $710,000 for the nine months ended September 30, 2006. Service charges on deposit accounts increased by approximately $28,000 and totaled $412,000 for first nine months of 2007 as compared with $385,000 for the same period of 2006. Through associations with certain mortgage lending companies, the Bank originates a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. The Bank had income from mortgage operations of $212,000 in the first nine months of 2007, a decrease of $25,000, or 10.4%, from the $237,000 earned during the first nine months of 2006. Other income totaled $248,000 for the nine months ended September 30, 2007, an increase of $159,000 from $89,000 earned during the nine months ended September 30, 2006. Earnings from BOLI represented $101,000 of the total for the 2007 period, up $60,000 from the first nine months of 2006 as a result of the $3 million purchase of BOLI discussed above. The other major difference in other income resulted from $71,000 in losses incurred on the sale of real estate owned and repossessed items recorded during the first nine months of 2006.

Non-Interest Expenses. Non-interest expenses totaled $3,610,000 for the nine months ended September 30, 2007, an increase or $586,000, or 19.4%, from total non-interest expenses of $3,024,000 for the nine months ended September 30, 2006. This increase is mainly attributable to increased compensation and benefits associated with the increase in the number of employees, professional fees, and an increase of $48,000 in FDIC insurance.

Income Taxes. The Company provided $372,000 for income taxes during the nine months ended September 30, 2007. The Company had $409,000 in income tax expense for the nine months ended September 30, 2006. The decrease in the effective tax rate from 32.4% to 28.1% is primarily attributable to the continued investment in non-taxable assets, such as municipal securities and BOLI.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposit with other banks, federal funds sold and investment securities classified as available for sale) comprised 27.7% of our total assets at September 30, 2007. We have traditionally been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $17.2 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) we may obtain longer-term advances up to 10% of our assets. As of September 30, 2007, we had $6.3 million in advances outstanding with the FHLB of Atlanta.

Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stockholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Bank had a Tier 1 leverage ratio of 9.47% as of September 30, 2007, and at that date exceeded the regulatory capital levels above which an institution is considered to be “well capitalized.” Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Item 6. Exhibits

Exhibit Name	Description
Exhibit (2)	Articles of Share Exchange and Agreement and Plan of Reorganization dated May 26, 2005, incorporated herein by reference to Exhibit (2) to the Form 8-K filed with the SEC on September 10, 2005

Exhibit 3(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on September 10, 2005

Exhibit 3(ii)	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed with the SEC on September 10, 2005

Exhibit 4(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on September 10, 2005

Exhibit 4(ii)	Indenture dated July 12, 2005 between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4(i) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 4(iii)
Amended and Restated Declaration of Trust dated July 12, 2005 by and among the Company, as sponsor, U.S. Bank National Association, as institutional trustee, and the Administrators named therein, incorporated herein by reference to Exhibit 4(ii) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 4(iv)	Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4(ii) above), incorporated herein by reference to Exhibit 4(iii) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 4(v)	Form of Capital Security Certificate (included as an exhibit to Exhibit 4(iii) above), incorporated herein by reference to Exhibit 4(iv) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 4(vi)	Guarantee Agreement dated July 12, 2005 between the Company and U.S. Bank National Association, incorporated herein by reference to Exhibit 4(v) to the Form 8-K filed with the SEC on July 15, 2005

Exhibit 10(i)	Amended and Restated Employment Agreement with Norman B. Osborn, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on September 10, 2007

Exhibit 10(ii)	Supplemental Executive Retirement Plan Agreement with Norman B. Osborn, incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on September 10, 2007

Exhibit 10(iii)	Life Insurance Split Dollar Plan Agreement with Norman B. Osborn, incorporated herein by reference to Exhibit 99.3 to the Form 8-K filed with the SEC on September 10, 2007

Exhibit 10(iv)	Director Stock Option Plan, incorporated herein by reference to Exhibit 10(v) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001

Exhibit 10(v)	Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(vi) to the Form 10-SB of Cornerstone Bank filed with the FDIC on April 30, 2001

Exhibit 10(vi)	Cornerstone Bank 2005 Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10(vii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005

Exhibit 10(vii)	Cornerstone Bank 2005 Management Team Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005

Exhibit 10(viii)	Cornerstone Bank 2005 Chief Executive Officer Incentive Compensation Plan, incorporated by reference to Exhibit 10(ix) to the Form 10-KSB of Cornerstone Bank filed with the FDIC on March 29, 2005

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

CB FINANCIAL CORPORATION

Date: November 9, 2007	By:	/s/ Norman B. Osborn
Norman B. Osborn President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Dora Kicklighter
Dora Kicklighter Principal Accounting Officer